Form 10-Q
period 2012-03-31
James River Holding Corp.
filed 2012-05-17
CIK 1528410

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

James River Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-2579623
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
38730 Sky Canyon Drive – Ste A
Murrieta, CA 92563
(323) 799-1342 (phone)
(951) 224-6675 (fax)

2847 S. Ingram Mill, Suite B100
Springfield, MO 65804
 (Address of principal executive offices)

417-881-7818
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

At May 15, 2012, there were 30,875,012 shares outstanding of the registrant’s common stock.

JAMES RIVER HOLDINGS CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED March 31, 2012

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of December 31, 2011 and March 31, 2012	F-1

	Statements of Operations for the three and six months ended March 31, 2012 and March 31, 2011 and for the period from May 31, 2011 (date of inception) to March 31, 2012 (unaudited)	F-2

	Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 and for the period from May 31, 2011 (date of inception) to March 31, 2012	F-3

	Notes to Financial Statements	F-4 to F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Controls and Procedures	5

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults upon senior securities	7

Item 4.	Submissions of matters to a vote of securities holders	7

Item 5.	Other Information	7

Item 6.	Exhibits	8

Exhibit 31.1

Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JAMES RIVER HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	as of March 31, 2012	as of December 31, 2011
	(Unaudited)	(Audited)
ASSETS:

Current Assets
Cash and Cash Equivalents	$234,066	$4,000
TOTAL CURRENT ASSETS	234,066	4,000

TOTAL ASSETS	$234,066	4,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
Accrued expenses	$2,000	$2,000
TOAL CURRENT LIABILITIES	2,000	2,000

Payable to a related parties	0	0
TOTAL LIABILITIES	2,000	2,000

COMMITMENTS AND CONTINGENCIES ( Note 4)

Stockholders' Equity

Preferred stock, 10,000,000 shares authorized at $ 0.001 par and none issued and outstanding	0	0
Common stock ($.001 par value), 100,000,000 shares authorized 30,875,012 issued and outstanding as of 03/31/2012 and10,000,000 as of December 31, 2011	30,875	10,000
Additional paid-in capital	225,626	-

(Deficit) accumulated during the development stage	(24,435)	(8,000)

TOTAL STOCKHOLDERS' EQUITY	232,066	2,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$234,066	$4,000

See accompanying notes to financial statements.

JAMES RIVER HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011
PERIOD FROM MAY 31, 2011 (INCEPTION) TO MARCH 31, 2012
UNAUDITED

	For three months	For Three Months	Cumulative from May 30, 2011
	Ended	Ended	( Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

Revenue:	$-	$-	$-

General and Administration Expenses
Filing Fees	1,550	-	1,550
General and administrative	4,135	0	4,135
Professional Fees	10,750	0	18,750
Operating loss	(16,435)	-	(24,435)

Provision for income taxes	-	-	-

Net Loss	$(16,435)	$0	$(24,435)

Net (loss) per share
Basic and diluted	$(0.00)	$-	$(0.02)

Weighted Average Shares Outstanding
Basic and diluted	20,437,506	0

See accompanying notes to financial statements.

JAMES RIVER HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
PERIOD FROM MAY 31, 2011 (INCEPTION) TO MARCH 31, 2012

	Three Months	Three Months	Cumulative from May 30, 2011
	Ended	Ended	( Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

Cash Flow from Operating Activities
Net (loss)	(16,435)	-	(24,435)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	-
Changes in Assets and Liabilities
Accrued expenses	-	-	-

Net Cash Flow Used in Operating Activities	(16,435)	-	(24,435)

Investing Activities	-	-	-

Financing Activities
Proceeds from related party advances	-		2,000
Proceeds from sale of common stock or subscribed	246,501	-	256,501

Net Cash Flow Provided by Financing Activities	246,501	-	258,501

Net change in cash	230,066	-	234,066

Cash, Beginning of Period	4,000	-	-

Cash, End of End of Period	234,066	-	234,066

See accompanying notes to financial statements.

JAMES RIVER HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1. UNAUDITED INFORMATION

The balance sheet of James River Holdings Corporation  (the “Company”) as of  March 31, 2012  and the  statements of operations  and cash flows for the three-months ended  March 31, 2012, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31. 2012  and the results of operations for the three-months then ended.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial  statements and notes to financial statements included in the Company’s financial statements as filed on Form S-1 and S-1/A for the year ended December 31, 2011.

NOTE 2.   ORGANIZATION AND DESCRIPTION OF BUSINESS

James River Holdings Corporation. (the "Company") was incorporated under the laws of the State of Delaware  on May 31, 2011. The Company’s objective is to purchase, manage, and dispose of real estate assets.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as defined by ACS 915-10-05. Among the disclosures required by ASC 915-10-05  are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

ACCOUNTING METHOD

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year ending on December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included.  Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

BASIC EARNINGS (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, "Earnings per Share".  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at December 31, 2010, there are no dilutive potential common shares.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements  to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 4 -  INCOME TAXES

At March 31, 2012, the Company had a federal operating loss carry forward of $ 24,435, which begins to expire in 2031.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2012 :

Deferred tax assets:	$8,552

8,552

Less: Valuation Allowance	(8,552)
$-

The valuation allowance for deferred tax assets as of March 31, 2012  was $ 8,552.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of  March 31, 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate for the period ended March 31, 2012  is as follows:

2012

Federal statutory tax rate	(35.0)%
Change in valuation allowance	35.0%

Effective tax rate	0.0%

NOTE 5.   SHAREHOLDER'S EQUITY

Upon formation, the Company  issued 10,000,000 shares of common stock for $10,000 in cash  to the founding shareholder of the Company to fund organizational start-up costs. During the first quarter ended March 31, 2012, additional 20,875,012 shares have been issued in consideration of $ 246,501 in cash.

The stockholders' equity section of the Company contains the following classes of capital stock as of  March 31, 2012;

•	Preferred stock,$0.001 par value: 10,000,000 shares authorized; none issued and outstanding.

•	Common stock,$0.001 par value: 100,000,000 shares authorized; 30,875,012 shares issued and outstanding as of March 31, 2012

NOTE6.   SUBSEQUENT EVENTS

In 2009, the FASB ASC Topic 865 (formerly FASB 165, Subsequent Events) , which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements.  This ASC Topic  also requires disclosure regarding the date through which subsequent events have been evaluated.  The Company adopted the provisions of Statement 165 as of June 30, 2011.

The Company has evaluated subsequent events through the time the March 31, 2012 financial statements were available for issuance. No events have occurred subsequent to March 31, 2012 that require disclosure or recognition in these financial statements other than as listed below.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our S-1 registration statement deemed effective on October 7, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

OVERVIEW

James River Holdings intends to invest in single family residential properties and manufactured home communities, but may adjust their business plan to include other similar opportunities such as multifamily and commercial property if the economy dictates and the opportunity arises. The Company will purchase, manage, and dispose of revenue producing assets, specifically single family properties and manufactured home communities.

We have not commenced any significant operations to carry out our business plan. To do date, we have not purchased any properties nor have any properties under contract for purchase. Thus far, we have only performed those tasks related to our organization and development of our business plan. Upon receiving funding, we plan to carry out our business plan, as described below, of purchasing, managing, and disposing real estate assets for a profit.

Results of Operations for the Quarter ending March 31, 2012

Assets

Currently, we have $234,066 in cash our only asset.

Operating Expense

Total operating expenses for the three months ended March 31, 2012 were $16,435 compared to expenses for the period ended March 31, 2012 of $24,435 since inception.

Net Loss

Net loss for the three months ended March 31, 2012 was $(16,435) compared to the period ended March 31, 2012 since inception of $(24,435).

Liquidity and Capital Resources

At March 31, 2012, we had $234,066 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended March 31, 2012 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on February 1, 2012. During the three months ended March 31, 2012 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

The Company is currently searching for properties to purchase as well as trying to deploy its business plan. The Company will likely have to look to its officer, Mr. J. Barry Watts, or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

We expect to leverage our business with bank financing in the way of mortgages and deeds of trust. Based on the CEO’s previous borrowing experience with local banks for properties purchased by one of Mr. Watts’ other entities, we expect to enter into lending relationships with the following terms on a property by property basis:

·	Interest rates not to exceed 8%
·	Loan to value of 80%
·	Collateralized with a 1st deed of trust or mortgage on the property
·	Points not to exceed 1.5%
·	Loans amortized over 20-30 years.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended March 31, 2012, our Chief Executive Officer and Chief Financial Officer as of March 31, 2012, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

Corporate expenses incurred are processed and paid by the officer of the Company.  The current number of transactions is not sufficient to justify the retaining of additional accounting personnel.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of March 31, 2012, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly  report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

James River Holdings Corporation

Date: May 15, 2012	By:	/s/ J. Barry Watts
President and Director
Name: J. Barry Watts
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ J. Barry Watts
Treasurer and Chief Financial Officer
Name: J. Barry Watts
(Principal Financial Officer, and Principal Accounting Officer)