Form 10-Q
period 2012-06-30
James River Holding Corp.
filed 2012-08-17
CIK 1528410

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

James River Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-2579623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
38730 Sky Canyon Drive – Ste A
Murrieta, CA 92563
(323) 799-1342 (phone)
jillian@jilliansidoti.com

2847 S. Ingram Mill, Suite B100
Springfield, MO 65804
 (Address of principal executive offices)

417-881-7818
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At August 16, 2012, there were 30,875,012 shares outstanding of the registrant’s common stock.

JAMES RIVER HOLDINGS CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED June 30, 2012

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets as of December 31, 2011 and June 30, 2012	3

	Statements of Operations for the three and six months ended June 30, 2012 and June 30, 2011 and for the period from May 31, 2011 (date of inception) to June 30, 2012 unaudited)	4

	Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011 and for the period from May 31, 2011 (date of inception) to June 30, 2012	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults upon senior securities	14

Item 4.	Submissions of matters to a vote of securities holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

	Exhibit 31.1
	Exhibit 32.1

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMES RIVER HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	as of June 30. 2012	as of December 31, 2011
	(Unaudited)	(Audited)
ASSETS:

Current Assets
Cash and Cash Equivalents	$126,299	$4,000

TOTAL CURRENT ASSETS	126,299	4,000

TOTAL ASSETS	$126,299	4,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
Accrued expenses	$2,000	$2,000
TOAL CURRENT LIABILITIES	2,000	2,000

Payable to a related parties	0	0
TOTAL LIABILITIES	2,000	2,000

COMMITMENTS AND CONTINGENCIES ( Note 4)

Stockholders' Equity

Preferred stock, 10,000,000 shares authorized at $ 0.001 par and none issued and outstanding	0	0

Common stock ($.001 par value), 100,000,000 shares authorized 30,875,012 issued and outstanding as of 03/31/2012 and 10,000,000 as of December 31, 2011	30,875	10,000

Additional paid-in capital	225,626	-

(Deficit) accumulated during the development stage	(132,202)	(8,000)

TOTAL STOCKHOLDERS' EQUITY	124,299	2,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$126,299	$4,000

See accompanying notes to financial statements.

JAMES RIVER HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011
PERIOD FROM MAY 31, 2011 (INCEPTION) TO JUNE 30, 2012
UNAUDITED

	For Three Months	For Three Months	For Six Months	For Six Months	Cumulative from May 30, 2011
	Ended	Ended	Ended	Ended	(Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Revenue:	$-	$-	$-	$-	$-

General and Administration Expenses
Advertising	1,199	-	1,494	-	1,494
Conferences and Meetings	5,495	-	5,495	-	5,495
Consulting	84,950	-	88,450	-	88,450
Filing Fees	9,500	-	11,050	-	11,050
General and Administrative - Other	1,568	-	1,908	-	1,908
Professional Fees	1,250	6,000	12,000	6,000	20,000
Office Expenses	424	-	424	-	424
Travel	3,381	-	3,381	-	3,381
Total General and Administration Expenses	107,767	6,000	124,202	6,000	132,202

Operating loss	(107,767)	(6,000)	(124,202)	(6,000)	(132,202)

Provision for income taxes	-	-	-	-	-

Net Loss	$(107,767)	$(6,000)	$(124,202)	$(6,000)	$(132,202)

Net (loss) per share
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding
Basic and diluted	20,437,506	-	20,437,506	-	20,437,506

See accompanying notes to financial statements.

JAMES RIVER HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
PERIOD FROM MAY 31, 2011 (INCEPTION) TO JUNE 30, 2012

	Six Months	Six Months	Cumulative from May 30, 2011
	Ended	Ended	( Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012

Cash Flow from Operating Activities
Net (loss)	(124,202)	(6,000)	(132,202)
Adjustments to reconcile net loss to net cash used by operating activities:

Common stock issued for services	-	-	-
Changes in Assets and Liabilities
Accrued expenses	-	-	-

Net Cash Flow Used in Operating Activities	(124,202)	(6,000)	(132,202)

Investing Activities	-	-	-

Financing Activities
Proceeds from related party advances	-		2,000
Proceeds from sale of common stock or subscribed	246,501	10,000	256,501

Net Cash Flow Provided by Financing Activities	246,501	10,000	258,501

Net change in cash	122,299	4,000	126,299

Cash, Beginning of Period	4,000	-	-

Cash, End of End of Period	126,299	-	126,299

See accompanying notes to financial statements.

NOTE 1. UNAUDITED INFORMATION

The balance sheet of James River Holdings Corporation (the “Company”) as of June 30, 2012 andthe statements of operations and cash flows for the three-months ended June 30, 2012, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2012 and the results of operations for the three-months then ended.

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

NOTE 2.   ORGANIZATION AND DESCRIPTION OF BUSINESS

James River Holdings Corporation. (the"Company") was incorporated under the laws of the State of Delawareon May 31, 2011. The Company’s objective is the purchase, management, and disposal of real estate assets and to acquire operating companies outside of real estate.

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

BASIC EARNINGS (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, "Earnings per Share".  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at June 30, 2012, there are no dilutive potential common shares.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements  to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 4 - INCOME TAXES

At June 30, 2012, the Company had a federal operating loss carry forward of $132,202, which begins to expire in 2031.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30, 2012:

2012
Deferred tax assets:	$46,271

46,271

Less: Valuation Allowance	(46,271)
$-

The valuation allowance for deferred tax assets as of June 30, 2012 was $ 46,271.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate for the period ended June 30, 2012 is as follows:

2012

Federal statutory tax rate	(35.0)%
Change in valuation allowance	35.0%

Effective tax rate	0.0%

NOTE 5.   SHAREHOLDER'S EQUITY

Upon formation, the Company  issued 10,000,000 shares of common stock for $10,000 in cash  to the founding shareholder of the Company to fund organizational start-up costs. During the first quarter ended March 31, 2012, additional 20,875,012 shares have been issued in consideration of $246,501 in cash.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2012;

•	Preferred stock $0.001 par value: 10,000,000 shares authorized; none issued and outstanding.

•	Common stock, $0.001 par value: 100,000,000 shares authorized; 30,875,012 shares issued and outstanding as of June 30, 2012.

NOTE6.   SUBSEQUENT EVENTS

In 2009, the FASB ASC Topic 865 (formerly FASB 165, Subsequent Events), which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements.  This ASC Topic also requires disclosure regarding the date through which subsequent events have been evaluated.  The Company adopted the provisions of Statement 165 as of June 30, 2011.

The Company has evaluated subsequent events through the time the June 30, 2012 financial statements were available for issuance. No events have occurred subsequent to June 30, 2012 that requires disclosure or recognition in these financial statements other than as listed below.

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

Results of Operations for the Quarter ending June 30, 2012

Assets

Currently, we have $126,299 in cash our only asset.

Operating Expense

Total operating expenses for the three months ended June 30, 2012 were $107,767 compared to expenses for the period ended June 30, 2012 of $132,202 since inception.  The increase was due mostly to consulting expenses resulting from seeking out a potential acquisition.

 Net Loss

Net loss for the three months ended June 30, 2012 was $(107,767)  compared to the period ended June 30, 2012 since inception of $(132,202).  Most of these losses took place in the quarter as the net loss for the six months ended June 30, 2012 was $124,202.

Liquidity and Capital Resources

At June 30, 2012, we had $126,299 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended June 30, 2012 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on February 1, 2012. During the three months ended June 30, 2012 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

We expect to leverage our business with bank financing in the way of mortgages and deeds of trust. Based on the CEO’s previous borrowing experience with local banks for properties purchased by one of Mr. Watts’ other entities, we expect to enter into lending relationships with the following terms on a property by property basis:

●	Interest rates not to exceed 8%
●	Loan to value of 80%
●	Collateralized with a 1st deed of trust or mortgage on the property
●	Points not to exceed 1.5%
●	Loans amortized over 20-30 years.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2012, our Chief Executive Officer and Chief Financial Officer as of June 30, 2012, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of June 30, 2012, our internal control over financial reporting was effective.

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

ITEM 4.  MINE SAFETY DISCLOSURES

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

James River Holdings Corporation

Date: August 16, 2012	By:	/s/ J. Barry Watts
Name: J. Barry Watts
President and Director
(Principal Executive Officer)

Date: August 16, 2012	By:	/s/J. Barry Watts
Name: J. Barry Watts
Treasurer and Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)