Form 10-Q
period 2012-09-30
James River Holding Corp.
filed 2012-11-19
CIK 1528410

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-176809

James River Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-2579623
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
38730 Sky Canyon Drive – Ste A
Murrieta, CA 92563
(323) 799-1342 (phone)
jillian@jilliansidoti.com

2847 S. Ingram Mill, Suite B100
Springfield, MO 65804
(Address of principal executive offices)

417-881-7818
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At November 14, 2012, there were 51,036,012shares outstanding of the registrant’s common stock.

JAMES RIVER HOLDINGS CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED September 30, 2012

PART I. FINANCIAL INFORMATION		Page Number

Item 1.	Financial Statements	F-1

	Balance Sheets as of December 31, 2011 and September 30, 2012	F-1

	Statements of Operations for the three and Nine Months endedSeptember 30, 2012and September 30, 2011 and for the period from May 31, 2011 (date of inception) to September 30, 2012 (unaudited)	F-2

	Statements of Cash Flows for the Nine Monthsended September 30, 2012and September 30, 2011 and for the period from May 31, 2011 (date of inception) to September 30, 2012	F-3

	Notes to Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Controls and Procedures	5

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults upon senior securities	7

Item 4.	Mine Safety Disclosures	7

Item 5.	Other Information	7

Item 6.	Exhibits	8

Exhibit 31.1

Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JAMES RIVER HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	as of September 30, 2012	as of December 31, 2011
	(Unaudited)	(Audited)
ASSETS:

Current assets
Cash and Cash Equivalents	$262,805	$4,000
Total current assets	262,805	4,000

Property, equipment and inventory, at cost	18,153,127	-
Goodwill	153,324	-

TOTAL ASSETS	$18,569,256	$4,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities
Accrued expenses	$-	$2,000
Payroll tax liabilities	3,529	-
Security deposit payable	4,343	-
Total current liabilities	7,872	2,000

Long-term liabilities	12,433,342	-

TOTAL LIABILITIES	12,441,214	2,000

Stockholders' Equity

Preferred stock, 10,000,000 shares authorized at $ 0.001 par and none issued and outstanding	-	-

Common stock ($.001 par value), 100,000,000 shares authorized
51,036,012 issued and outstanding as of September 30, 2012 and 10,000,000 as of December 31, 2011	51,036	10,000
Additional paid-in capital	6,253,674	-
(Deficit) accumulated during the development stage	(176,668)	(8,000)
TOTAL STOCKHOLDERS' EQUITY	6,128,042	2,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,569,256	$4,000

See accompanying notes to financial statements.

JAMES RIVER HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
PERIOD FROM MAY 31, 2011(INCEPTION) TO SEPTEMBER 30, 2012
UNAUDITED

	For Three Months	For Three Months	For Nine Months	For Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue:
Rental Income	$222,966	$-	$222,966	$-
Other Income	-	-	-	-
Total Revenue	222,966	-	222,966	-

General and Administration Expenses
Advertising	138	-	1,632	-
Conferences and Meetings	-	-	5,495	-
Consulting	60,000	-	148,450	-
Filing Fees	2,111	-	13,161	-
General and Administrative - Other	2,125	-	4,466	-
Professional Fees	1,629	-	13,629	8,000
Office Expenses	11,009	-	11,128	-
Payroll Expenses	22,055	-	22,055	-
Properties Expenses	167,263	-	167,263	-
Travel	1,103	-	4,355	-
Total General and Administration Expenses	267,433	-	391,634	8,000

Operating loss	(44,467)	-	(168,668)	(8,000)

Provision for income taxes	-	-	-	-

Net Loss	$(44,467)	$-	$(168,668)	$(8,000)

Net (loss) per share
Basic and diluted	$(0.00)	$-	$(0.01)	$(0.00)

Weighted Average Shares Outstanding
Basic and diluted	40,955,512	10,000,000	30,756,010	3,333,333

See accompanying notes to financial statements.

JAMES RIVER HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDEDSEPTEMBER 30, 2012 AND 2011
PERIOD FROM MAY 31, 2011(INCEPTION) TO SEPTEMBER 30, 2012

	Nine Months	Nine Months	Cumulative from May 30, 2011
	Ended	Ended	( Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012

Cash Flow from Operating Activities
Net (loss)	(124,202)	(6,000)	(132,202)
Adjustments to reconcile net loss to net cash used by
operating activities:
Common stock issued for services	-	-	-
Changes in Assets and Liabilities
Accrued expenses	-	-	-

Net Cash Flow Used in Operating Activities	(124,202)	(6,000)	(132,202)

Investing Activities	-	-	-

Financing Activities
Proceeds from related party advances	-		2,000
Proceeds from sale of common stock or subscribed	246,501	10,000	256,501

Net Cash Flow Provided by Financing Activities	246,501	10,000	258,501

Net change in cash	122,299	4,000	126,299

Cash, Beginning of Period	4,000	-	-

Cash, End of End of Period	126,299	-	126,299

See accompanying notes to financial statements.

James River Holdings Corporation, Inc. and Subsidiary
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012
(Unaudited)

NOTE 1. UNAUDITED INFORMATION

The balance sheet of James River Holdings Corporation (the “Company”) as of September 30, 2012 and the statements of operations and cash flows for the three-months ended September 30, 2012, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2012 and the results of operations for the three-months then ended.

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

BASIC EARNINGS (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, "Earnings per Share".  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at September 30, 2012, there are no dilutive potential common shares.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements  to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 4 - INCOME TAXES

At September 30, 2012, the Company had a federal operating loss carry forward of $132,202, which begins to expire in 2031.

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2012:	2012
Deferred tax assets:	$46,271

46,271

Less: Valuation Allowance	(46,271)
$-

The valuation allowance for deferred tax assets as of September 30, 2012 was $ 46,271.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate for the period ended September 30, 2012 is as follows:

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

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2012;

•	Preferred stock $0.001 par value: 10,000,000 shares authorized; none issued and outstanding.

•	Common stock, $0.001 par value: 100,000,000 shares authorized; 51,036,012 shares issued and outstanding as of September 30, 2012.

NOTE 6.   SUBSEQUENT EVENTS

In 2009, the FASB ASC Topic 865 (formerly FASB 165, Subsequent Events), which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements.  This ASC Topic also requires disclosure regarding the date through which subsequent events have been evaluated.  The Company adopted the provisions of Statement 165 as of September 30, 2011.

The Company has evaluated subsequent events through the time the September 30, 2012 financial statements were available for issuance. No events have occurred subsequent to September 30, 2012 that requires disclosure or recognition in these financial statements other than as listed below.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our S-1 registration statement deemed effective on October 7, 2011 and our 8-k filed on October 4, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

OVERVIEW

James River Holdings owns single family residential properties and hopes to own manufactured home communities, but may adjust their business plan to include other similar opportunities such as multifamily and commercial property if the economy dictates and the opportunity arises. The Company will purchase, manage, and dispose of revenue producing assets, specifically single family properties and manufactured home communities.

On August 15, 2012, James River Holdings Corporation (the “Company”) through its subsidiary Property Partners, LLC entered into an agreement to acquire all the assets of Springfield Property Management, Inc. including 12 single-family residential houses and nine undeveloped acres of land valued at $1,530,141 in exchange for the assumption of $1,197,896 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

On August 15, 2012, James River Holdings Corporation through its subsidiary Property Partners, LLC entered into an agreement to acquire 92 single-family residential houses and two residential duplexes from Springfield Real Estate Fund 2009, LLC valued at $7,316,523  in exchange for 9,666,667 shares of stock and the assumption of $4,738,782 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

On August 15, 2012, James River Holdings Corporation through its subsidiary Property Partners, LLC entered into an agreement to acquire 28 single-family residential houses from Springfield Real Estate Fund B-09, LLC valued at $2,346,758  in exchange for 3,333,334 shares of stock and the assumption of $1,529,492 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

On August 15, 2012, James River Holdings Corporation through its subsidiary Property Partners, LLC entered into an agreement to acquire 26 single-family residential houses from Wilson Creek Real Estate Fund, LLC valued at $2,364,113 in exchange for 3,329,333 shares of stock and the assumption of $1,386,815 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

On August 15, 2012, James River Holdings Corporation through its subsidiary Property Partners, LLC entered into an agreement to acquire 29 single-family residential houses from Railey Creek Real Estate Fund, LLC valued at $2,463,455 in exchange for 3,331,667 shares of stock and the assumption of $1,542,102 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

On August 15, 2012 James River Holdings Corporation through its subsidiary Property Partners, LLC entered into an agreement to acquire 28 single-family residential houses from Jordan Creek Real Estate Fund, LLC valued at $2,415,300  in exchange for 500,000 shares of stock and the assumption of $1,871,195 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

In summary, the above transactions resulted in the acquisition of 216 houses and nine acres of undeveloped land. These assets we believe are value of $18,436,290. The company issued 20,161,000 shares of stock and assumed $12,266,282 in mortgages secured by the assets.

Results of Operations for the Quarter ending September 30, 2012

Assets

Currently, we have $262,805 in cash and $18,153,127 in single family residences. These were acquired in September of 2012 and are valued at purchase price. The Company also values its Goodwill at $153,324

Revenue

Since the Company acquired assets including single family homes in the third quarter, they have commenced generating revenues. The revenues for the third quarter were $222,966.

Operating Expense

Total operating expenses for the three months ended September 30, 2012 were $44,467 compared to expenses for the nine months ended September 30, 2012 of $391,634. The increase was due mostly to consulting expenses resulting from seeking out a potential acquisition. We also incurred $167,263 in property related expenses, all incurred in the third quarter, due to the acquisition of the single family properties.

 Net Loss

Net loss for the three months ended September 30, 2012 was $(44,467)compared to the nine months ended September 30, 2012 since inception of $(168,668).

Liquidity and Capital Resources

At September 30, 2012, we had $262,805 in cash.

Long Term Liabilities

The properties acquired as a result of the September 2012 acquisitions, also resulted in the company incurring $12,433,342 in long term liabilities in the form of first mortgages on the single family residences acquired.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended September 30, 2012 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement,deemed effective with the Securities and Exchange Commission on February 1, 2012. During the three months ended September 30, 2012 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

The Company is currently searching for properties to purchase as well as trying to deploy its business plan. To this end, the Company was able to acquire approximately $18 million in single family residences The Company will likely have to look to its officer, Mr. J. Barry Watts, or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2012, our Chief Executive Officer and Chief Financial Officer as of September 30, 2012, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of September 30, 2012, our internal control over financial reporting was effective.

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

James River Holdings Corporation

Date: November 14, 2012	By:	/s/ J. Barry Watts
President and Director
Name: J. Barry Watts
(Principal Executive Officer)

Date:November 14, 2012	By:	/s/ J. Barry Watts
Treasurerand Chief Financial Officer
Name: J. Barry Watts
(Principal Financial Officer, and Principal Accounting Officer)