Form 10-K
period 2012-12-31
James River Holding Corp.
filed 2013-08-07
CIK 1528410

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-176809

James River Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-2579623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

At July 31, 2013, there were 53,204,812 shares outstanding of the registrant’s common stock.

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

General Overview

Incorporated in May 2011 as a Delaware company, James River Holdings Corporation (“we,” “us” or “the Company”) is a diversified holding company engaged in acquiring controlling interests in and actively managing established companies operating profitable, high growth, entrepreneurial businesses in mature markets – companies that operate in industries with long-term macroeconomic growth opportunities, and that have positive and stable cash flows, face minimal threats of technological or competitive obsolescence and have strong management teams which desire to remain in place and benefit from the growth made possible by leveraging our business-building platform.

More specifically, our criteria for qualifying sellers of businesses for acquisition consideration include the following:

•	The prospect must be an established U.S.-based company with low/no debt, annual revenues of up to $100 million and $2-$10 million in annual EBITDA.
•	The prospect has bright growth prospects, but is short on growth capital.
•	The prospect produces in-demand products or provides in-demand services that are not subject to discretionary dollars.
•	The prospect is geographically situated within the Midwestern region of the U.S.
•	The prospect operates a simple, straight forward business that James River’s executive management team fully understands.
•	The prospect shares James River Holdings’ core values and ethical business standards.

We believe that private company operators and corporate parents looking to sell their businesses may consider us as an attractive purchaser because of our ability to provide ongoing strategic and financial support for their businesses.  In terms of the businesses we have acquired as of December 31, 2012, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and maintain strong customer relationships.

The Company’s current portfolio companies include Springfield Property Management, which owns and manages 215 single family and 2 duplex residential rental properties in the Springfield, Missouri market; and PaveCare, a company specializing in commercial pavement repair and parking lot maintenance services, mainly to big box retailers in the Midwestern region of the United States.

Our corporate offices are located at 2847 South Ingram Mill, Suite B100, Springfield, Missouri 65804, telephone number: (417-881-7818); and we maintain a website at www.jrholdings.com.

Market Opportunity – Growth through Acquisitions and Divestitures

We acquire and actively manage small and middle market businesses, which we categorize as businesses that generate up to $100 million in annual revenues.  We believe that the merger and acquisition market for small to middle market businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices.  Moreover, we believe that the following factors contribute to lower acquisition multiples for these acquisition targets:

•	There are fewer potential acquirers for these businesses;
•	Third-party financing generally is less available for these acquisitions; and
•	Sellers of these businesses frequently consider non-economic factors, such as continuing board membership or the effect of the sale on their employees.

We believe that opportunities exist to augment existing management at such businesses and improve the performance of these businesses upon their acquisition.  We further believe that financial reporting and management information systems of acquired businesses may be improved, both of which can lead to improvements in earnings and cash flow.  These businesses tend to be too small to have their own corporate development efforts, thus we believe opportunities exist to assist these businesses in pursuing organic and external growth strategies that were not often pursued by their previous owners.

While our businesses have different growth opportunities and potential rates of growth, we focus on working with the management teams of each of our businesses to increase the value of, and cash generated by, each business through various initiatives, including making selective capital investments to expand geographic reach, increase capacity or reduce operating costs; investing in product research and development for new products, processes or services for our customers; improving and expanding existing sales and marketing programs; pursuing reductions in operating costs through improved efficiencies or outsourcing of certain processes and products; and consolidating or improving management of certain overhead functions.

In addition to acquiring businesses, we may choose to sell businesses that we own from time to time when attractive opportunities arise that outweigh the value that we believe we will be able to bring such businesses consistent with our long-term investment strategy.  As such, our decision to sell a business will be based on our belief that doing so will increase shareholder value to a greater extent than through our continued ownership of that business.  Upon the sale of the business, we may use the proceeds to retire debt or retain proceeds for acquisitions or general corporate purposes.

Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are well positioned to acquire additional businesses. Our management team has strong relationships with business brokers, investment and commercial bankers, accountants, attorneys and other potential sources of acquisition opportunities. In addition, our management team also has a successful track record of acquiring and managing small to middle market businesses in various industries. In negotiating these acquisitions, we believe our management team has been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations.

Valuation and Due Diligence

When evaluating businesses or assets for acquisition, our management team performs a rigorous due diligence and financial evaluation process. In doing so, we evaluate the operations of the target business as well as the outlook for the industry in which the target business operates. While valuation of a business is, by definition, a subjective process, we define valuations under a variety of analyses, including:

•	Discounted cash flow analysis;

•	Evaluation of trading values of comparable companies, if available;

•	Expected value matrixes; and

•	Examination of recent transactions.

One outcome of this process is a projection of the expected cash flows from the target business. A further outcome is an understanding of the types and levels of risk associated with those projections. While future performance and projections are always uncertain, we believe that with detailed due diligence, future cash flows will be better estimated and the prospects for operating the business in the future better evaluated. To assist us in identifying material risks and validating key assumptions in our financial and operational analysis, in addition to our own analysis, we engage third-party experts to review key risk areas, including legal, tax, regulatory, accounting, insurance and environmental. We also engage technical, operational or industry consultants, as necessary.

A further critical component of the evaluation of potential target businesses is the assessment of the capability of the existing management team, including recent performance, expertise, experience, culture and incentives to perform. Where necessary, and consistent with our management strategy, we actively seek to augment, supplement or replace existing members of management who we believe are not likely to execute our business plan for the target business. Similarly, we analyze and evaluate the financial and operational information systems of target businesses and, where necessary, we enhance and improve those existing systems that are deemed to be inadequate or insufficient to support our business plan for the target business.

Financing

We intend to finance future acquisitions through cash on hand and, if necessary, additional equity or debt financings.  We believe, and it has been our experience, that having the ability to finance our acquisitions with the capital resources raised by us, rather than negotiating third party financing specifically related to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings.  In this respect, we believe that in the future, we may need to pursue additional debt or equity financings, or offer equity in our holdings or target businesses to the sellers of such target businesses, in order to fund multiple future acquisitions.

Our Business Segments and Markets

We are organized into two reporting segments encompassing our acquired business units:  Residential Real Estate Rentals and Commercial Pavement Maintenance Services.  Our segments are distinguished by the markets they serve.  Each segment consists of businesses which are responsible for asset management, marketing, growth strategy and financial performance.

Residential Real Estate Rentals Segment

The operations of our Residential Real Estate Rentals segment are contained within our Property Partners, LLC subsidiary, d/b/a Springfield Property Management, which was formed in 2012 with the purpose of acquiring, managing and disposing of revenue producing single family residential properties and manufactured home communities.   In 2012, we successfully acquired 216 single-family homes, 2 duplexes and 9 acres of undeveloped land in the Springfield, Missouri market.  These assets were valued at $17,023,618, and were acquired by the issuance of 20,161,000 shares of stock and the assumption of $13,371,328 in mortgages secured by the assets.  Each of the agreements and transactions entered into, as detailed below, were not arms-length, as our Chairman, President and Chief Executive Officer is a principal in all of the organizations listed below except for the transaction that closed on November 21, 2012:

•
On August 15, 2012, the Company, through its subsidiary Property Partners, LLC, entered into an agreement to acquire the real estate assets of Springfield Property Management, Inc. including 11 single-family residential houses and 9 undeveloped acres of land valued at $1,297,064 in exchange for the assumption of $1,966,047 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

•
On August 15, 2012, the Company, through its subsidiary Property Partners, LLC, entered into an agreement to acquire 89 single-family residential houses and 2 residential duplexes from Springfield Real Estate Fund 2009, LLC valued at $6,542,560 in exchange for 9,666,667 shares of stock and the assumption of $4,738,783 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

•
On August 15, 2012, the Company, through its subsidiary Property Partners, LLC, entered into an agreement to acquire 28 single-family residential houses from Springfield Real Estate Fund B-09, LLC valued at $1,993,423 in exchange for 3,333,334 shares of stock and the assumption of $1,529,493 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

•
On August 15, 2012, the Company, through its subsidiary Property Partners, LLC, entered into an agreement to acquire 26 single-family residential houses from Wilson Creek Real Estate Fund, LLC valued at $2,230,658 in exchange for 3,329,333 shares of stock and the assumption of $1,386,816 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

•
On August 15, 2012, the Company, through its subsidiary Property Partners, LLC, entered into an agreement to acquire 29 single-family residential houses from Railey Creek Real Estate Fund, LLC valued at $2,286,165 in exchange for 3,331,667 shares of stock and the assumption of $1,542,102 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

•
On August 15, 2012, the Company, through its subsidiary Property Partners, LLC, entered into an agreement to acquire 28 single-family residential houses from Jordan Creek Real Estate Fund, LLC valued at $2,367,981 in exchange for 500,000 shares of stock and the assumption of $1,873,896 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

•
On November 21, 2012, the Company, through its subsidiary Property Partners, LLC, entered into an agreement to acquire 5 single-family residential houses from a property investor group valued at $316,762 in exchange for the assumption of $289,138 of mortgages secured by first deeds of trust on the properties and other debt of $55,800.

The residential rental properties that we have acquired can be largely classified as safe, affordable single-family homes marketed to lower income families seeking to live in established housing developments.  These single-family homes range in value from $60,000 - $180,000 with the bulk of properties clustered in the $85,000 valuation range. From September 25, 2012 through December 31, 2012, our acquired residential real estate assets averaged 94% rental occupancy on a monthly basis and generated total rental income of $553,903 and property management income of $6,003.

The Springfield, Missouri Real Estate Market

Springfield, Missouri is the third largest city in the State of Missouri and the county seat of Greene County.  According to the 2010 census data, the population was approximately 160,000, an increase of 5.2% since the 2000 census.  The Springfield metropolitan area, population approximately 437,000, includes the counties of Christian, Dallas, Greene, Polk and Webster.  Springfield is the Queen City of the Ozarks and is known as the birthplace of Route 66, as well as the home of several universities, including Missouri State University, Drury University, Ozarks Technical Community College, Assemblies of God Theological Seminary, Baptist Bible College, Central Bible College, Evangel University, Forest Institute of Professional Psychology, Southwest Baptist University, Everest College, Cox College, Webster University and the University of Phoenix.

In 2008, America’s Promise Alliance ranked Springfield among its “100 Best Communities for Young People” for the third year in a row; and in June 2009, Next Generation Consulting ranked Springfield 17th on its “Next Cities” list.  In 2007, the Milken Institute ranked Springfield as a “Best Performing City” for creating and sustaining jobs; and Expansion Management magazine listed Springfield among "Top 20 Mid-Sized Metros for Recruitment and Attraction.” Also that year, the World Health Organization designated Springfield as a "Safe Community;” and in 2008, Worldwide ERC named Springfield among "The Best Cities for Relocating Families."

According to Sperling’s (www.bestplaces.net), the median home cost in Springfield is $105,700; and compared to the rest of the United States, the cost of living in this market is 13.5% lower than the U.S. average.  The unemployment rate in Springfield is 6.5% compared to the U.S. average of 8.6% as of the end of 2012.  Recent job growth is positive, increasing by 3.55% on a year over year basis.  Future job growth over the next ten years is predicted to be 40.6%.

Springfield is also within 50 miles of Branson, the “Live Entertainment Capital of the World” which attracts over seven and half million tourists to the area each year.

Competition

We face competition from other real estate developers and property management companies that are looking to implement or are already implementing a similar business plan to ours.  Further, we may be at a disadvantage to our competition which may have greater capital resources than we do, specifically cash.  It has become increasingly difficult to obtain lending on many properties and those developers that are able to close without financing and pay the full purchase price of a property in cash may be able to close on more properties or may realize a greater profit as they will be able to negotiate better purchasing terms.

Our officers and directors have significant experience in real estate development and property management.  We hope that this distinguishes us from our competition.  Further, we believe that our business plan, which allows us to look for several different types of properties, provides with greater opportunities than other real estate development companies and property management companies.

Employees

Property Partners, LLC, d/b/a Springfield Property Management, had 3 employees as of December 31, 2012.

We currently maintain compensation and work environment policies intended to assist in attracting and retaining qualified personnel.  We believe that the success of our business will depend to a significant extent on our ability to attract and retain such personnel.

Commercial Asphalt Paving Services Segment

On November 21, 2012, James River Holdings acquired the assets of 4 State Asphalt & Sealing, LLC (“4 State”). The transaction included $1.04 million in financing from Liberty Bank and $1.2 million in seller financing from Robert G. Sorenson and Patricia G. Sorenson. The acquisition included over-the-road truck and trailers, dump truck, backhoe, paving laydown machines, seal-coating tanks and application machines, crackfill melters and application machines, graders, service vehicle fleet, cargo trailers and merchandise inventory. No existing contracts, ongoing service agreements or employees were included in the transaction and it was accounted for as an asset acquisition.

We now provide commercial parking lot maintenance and repair services with the acquired assets through establishment of a new brand, “PaveCare.”  PaveCare currently provides services to one of the world's largest discount retailers.  The Company has entered into a Master Services Agreement with this retailer providing for the Company to supply commercial paving services to more than 4000 store locations operated by the retailer throughout the United States.  In addition, we provide commercial paving services to several other clients located throughout a 20-state trade area of the Central U.S.

Employing trained and experienced paving professionals, PaveCare offers services ranging from asphalt seal-coating and concrete crack filing to asphalt milling, repaving and parking space striping.  In addition, the Company has established a Rapid Response & Repair division to service its corporate clients.

The Asphalt Audit

PaveCare has developed a proprietary, progressive service offering, branded “The Asphalt Audit,” which provides for the Company’s skilled Rapid Response Team to routinely inspect and assess a client’s public parking areas to identify existing or potential problems requiring immediate repair or intervention.  The Asphalt Audit offers PaveCare’s clients the opportunity to greatly extend the longevity of their parking surfaces while diminishing risk of safety hazards and improving the overall appearance of their commercial property.

The Market Opportunity in Commercial Asphalt Paving Services

According to the U.S. Census Bureau, it is estimated that there are more than 105 million commercial parking spaces in this country – although parking experts differ widely on this figure with ranges from 100 million to two billion.  In an article published in the New York Times in January 2012, the writer notes, “A third of them are in parking lots, those asphalt deserts that we claim to hate but that proliferate for our convenience.  One study says that we’ve built eight parking spots for every car in the country.  Houston is said to have 30 of them per resident, In ‘Rethinking a Lot,’ a new study due out in March (2012), Eran Ben-Joseph, a professor of urban planning at M.I.T., points out that ‘in some U.S. cities, parking lots cover more than a third of the land area, becoming the single most salient landscape feature of our built environment.’”

The national median parking construction cost per space in 2010 was $16,167 and $48.54 per square foot (IPI Member, Walker Consultants, “Industry Insights,” May 2010).  Commercial parking lots cover a number of sectors, including academic (college/university/schools), airports, retail stores/shopping centers, corporate/industrial buildings, hospital/medical/ healthcare facilities, public/government facilities, and stadiums/arenas/convention centers.

Asphalt is the most often used material in the construction of parking lots and walkways.  The primary advantages of using asphalt over concrete are cost, flexibility and durability.  However, as asphalt pavement ages and is subjected to vehicle wear, weather, root damage, water run-off and other typical assaults, parking lots deteriorate and, on occasion, suffer sudden problems such as sunken concrete or asphalt heaves – otherwise known as potholes.  If a commercial property owner fails to immediately address these potential safety hazards and someone is harmed, civil litigation may ensue and insurance costs can skyrocket.

Employees

4 State Asphalt and Sealing, d/b/a PaveCare, had 8 employees as of December 31, 2012.

We currently maintain compensation and work environment policies intended to assist in attracting and retaining qualified personnel.  We believe that the success of our business will depend to a significant extent on our ability to attract and retain such personnel.

Item 1A. Risk Factors

RISK FACTORS

An investment in our common stock involves a high degree of risk.  In addition to the other information in this Report, you should carefully consider the following factors in evaluating us and our business before purchasing the shares of common stock offered hereby. This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this Report, including the documents incorporated by reference.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS

We are a Company with limited history and may not be able to continue to successfully manage our businesses on a combined basis.

We were formed on May 31, 2011. Although our management team has extensive experience in acquiring and managing small and middle market businesses, failure to continue to develop and maintain effective systems and procedures, including accounting and financial reporting systems, to manage our operations as a consolidated public company, may negatively impact our ability to optimize the performance of our Company, which could adversely affect our ability to pay distributions to our shareholders. In addition, in that case, our consolidated financial statements might not be indicative of our financial condition, business and results of operations.

Our future success is dependent on the employees of James River Holdings and the management teams of our businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.

Our future success depends, to a significant extent, on the continued services of our employees, most of whom have worked together for a number of years. The future success of our businesses also depends on their respective management teams because we operate our businesses on a stand-alone basis, primarily relying on existing management teams for management of their day-to-day operations. Consequently, their operational success, as well as the success of our internal growth strategy, will be dependent on the continued efforts of the management teams of the businesses. We provide such persons with equity incentives in their respective businesses and have employment agreements and/or non-competition agreements with certain persons we have identified as key to their businesses. However, these measures may not prevent the departure of these managers. The loss of services of one or more members of our management team or the management team at one of our businesses could materially adversely affect our financial condition, business and results of operations.

We face risks with respect to the evaluation and management of future platform or add-on acquisitions.

A component of our strategy is to continue to acquire additional platform subsidiaries, as well as add-on businesses for our existing businesses. Generally, because such acquisition targets are held privately, we may experience difficulty in evaluating potential target businesses as the information concerning these businesses is not publicly available. In addition, we and our subsidiary companies may have difficulty effectively managing or integrating acquisitions. We may experience greater than expected costs or difficulties relating to such acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition, which may have a material adverse effect on our financial condition, business and results of operations.

We may not be able to successfully fund future acquisitions of new businesses due to the lack of availability of debt or equity financing at the Company level on acceptable terms, which could impede the implementation of our acquisition strategy and materially adversely impact our financial condition, business and results of operations.

In order to make future acquisitions, we intend to raise capital primarily through debt financing at the Company level, additional equity offerings, the sale of stock or assets of our businesses, and by offering equity in the Trust or our businesses to the sellers of target businesses or by undertaking a combination of any of the above. Since the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available on acceptable terms. In addition, the level of our indebtedness may impact our ability to borrow at the Company level. Another source of capital for us may be the sale of additional shares, subject to market conditions and investor demand for the shares at prices that we consider to be in the interests of our shareholders. These risks may materially adversely affect our ability to pursue our acquisition strategy successfully and materially adversely affect our financial condition, business and results of operations.

The recent disruption in the overall economy and the financial markets will adversely impact our business.

Many industries, including our businesses, have been affected by current economic factors, including the significant deterioration of global economic conditions, declines in employment levels, and shifts in consumer spending patterns. The recent disruptions in the overall economy and volatility in the financial markets have greatly reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer spending, which could be harmful to our financial position.

Disruptions in the overall economy may also lead to a lower collection rate on billings as consumers or businesses are unable to pay their bills in a timely fashion. Decreased cash flow generated from our products may adversely affect our financial position and our ability to fund our operations. In addition, macro-economic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets.

The disruption in the credit markets may also adversely affect the availability of financing to support our strategy for growth through future acquisitions. There is a risk that government responses to the disruptions in the financial markets will not restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.

We are significantly dependent on our officers and directors. The loss or unavailability to James River Holdings of our any of our officers’ services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of our three officers. It would be difficult to replace any of them at such an early stage of development of James River Holdings. The loss by or availability to James River Holdings of their services would have an adverse effect on our business, operations and prospects, in that our inability to replace them could result in the loss of one’s investment.

There can be no assurance that we would be able to locate or employ personnel to replace any of our officers, should their services be discontinued. In the event that we are unable to locate or employ personnel to replace our officers we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

Our management has limited experience in running a public company which could lead to extra costs to insure proper filings.

Our officers have limited experience in running a public company. The Company will rely on the expertise of outside counsel and consultants to insure proper filing and the meeting of deadlines.

You may not have the opportunity to evaluate our investments before we make them, which makes your investment more speculative.

You will be unable to evaluate the economic merit of acquisitions or divestitures before we implement them and will be entirely relying on the ability of our officers to acquire well-performing companies and make determinations as to when sell underperforming businesses. Furthermore, our officers and board members will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness in our real estate business, and you will not have the opportunity to evaluate potential tenants, managers or borrowers. These factors increase the risk that your investment may not generate returns comparable to our competitors.

J. Barry Watts, our CEO, is our controlling shareholder who has complete control over the Company and will therefore make all decisions of which other shareholders will have no control.

J. Barry Watts, our CEO, is our controlling shareholder, and thus shall make certain decisions without input by the other current or future shareholders. Such decisions may pertain to employment decisions, including officers’ compensation arrangements, the appointment of other officers and managers, and whether to enter into material transactions with related parties.

Our annual and quarterly performance may fluctuate which could negatively impact our operations and our stock price.

Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

•	changes in market demand;
•	competitive market conditions;
•	the cost and availability of raw supplies;
•	the mix of our customer base and sales channels;
•	the mix of products and services sold;
•	pricing of products and services;
•	our ability to expand our sales and marketing organization effectively;
•	our ability to attract and retain key technical and managerial employees; and
•	general, global economic conditions.

In addition, demand for our products in any quarter or year may vary due to the seasonal buying patterns of our customers in the agricultural and engineering and construction industries. The price of our common stock could decline substantially in the event such fluctuations result in our financial performance being below the expectations of public market analysts and investors, which are based primarily on historical models that are not necessarily accurate representations of the future.

RISKS RELATED TO THE COMPANY’S REAL ESTATE BUSINESS

Our cash flows from real estate investments may become insufficient to pay our operating expenses and to cover the dividends we have paid and/or declared. We will not pay dividends in the foreseeable future.

We cannot assure you that we will be able to maintain sufficient cash flows to fund operating expenses and dividend at any particular level, if at all.  The sufficiency of cash flow to fund future dividend payments with respect to an increased number of outstanding shares will depend on the pace at which we are able to identify and close on suitable cash-generating real property investments. We will not pay dividends in the foreseeable future.

Failure to generate revenue may reduce distributions to stockholders. We will not pay dividends in the foreseeable future.

The cash flow from equity investments in commercial and residential properties depends on the amount of revenue generated and expenses incurred in operating the properties. If properties we have acquired or hope to acquire do not generate revenue sufficient to meet operating expenses, debt service and capital expenditures, our income and ability to make distributions to you will be adversely affected. We will not pay dividends in the foreseeable future.

Upon purchasing properties, economic conditions may adversely affect our income.

Our residential properties’ income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates.

Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our potential properties cannot be rented on favorable terms. Our performance is linked to economic conditions in the regions where our potential properties will be located and in the market for residential and commercial space generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to you.

The profitability of attempted acquisitions is uncertain.

We intend to acquire properties selectively. Acquisition of properties entails risks that investments will fail to perform in accordance with expectations. In undertaking these acquisitions, we will incur certain risks, including the expenditure of funds on, and the devotion of management’s time to, transactions that may not come to fruition. Additional risks inherent in acquisitions include risks that the properties will not achieve anticipated occupancy levels and that estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

Real estate investments are illiquid which may make it difficult to sell properties at a profitable price and in a reasonable time.

Because real estate investments are relatively illiquid, our ability to vary our portfolio promptly in response to economic or other conditions will be limited. In addition, certain significant expenditures, such as debt service, real estate taxes, and operating and maintenance costs generally are not reduced in circumstances resulting in a reduction in income from the investment. The foregoing and any other factor or event that would impede our ability to respond to adverse changes in the performance of our investments could have an adverse effect on our financial condition and results of operations.

Rising expenses could reduce cash flow and funds available for future acquisitions.

Our acquired properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. If we are unable to lease potential properties on a basis requiring the tenants to pay all or some of the expenses, we would be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

If we purchase assets at a time when the commercial and residential real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.

The commercial and residential real estate markets are currently experiencing a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

We may depend on residential tenants for our revenue and therefore our revenue may depend on the success and economic viability of our commercial and residential tenants.

Our financial results will depend in part on leasing space in the properties we acquire to tenants on economically favorable terms. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting such potential property. A default a substantial number of tenants at any one time on lease payments to us would cause us to lose the revenue associated with such lease(s) and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. Therefore, lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders.

We may not make a profit if we sell a property.

The prices that we can obtain when we determine to sell a property will depend on many factors that are presently unknown, including the operating history, tax treatment of real estate investments, demographic trends in the area and available financing. There is a risk that we will not realize any significant appreciation on our investment in a property. Particularly on those properties we intend on flipping. Flipping properties is defined as properties bought and resold in less than one year. Our “flip” properties’ profits will be highly dependent on not just an increase between purchase price and sale price but also on our ability to sell the property quickly. Accordingly, your ability to recover all or any portion of your investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied there from.

Our acquired properties may not be diversified.

Our ability to achieve and sustain profitability and our ability to diversify our investments, both geographically and by type of properties purchased, may be limited by the amount of funds we raise. Our current strategy is to manage our acquired interests primarily in single-family residences. As a result, we are subject to the risks inherent in investing in single-family residences and the housing market. A downturn in the residential industry may have more pronounced effects on the amount of cash available to us for distribution or on the value of our assets than if we had diversified our investments.

Our performance is therefore linked to economic conditions in the regions in which we will acquire properties and in the market for real estate properties generally. Therefore, to the extent that there are adverse economic conditions in the regions in which our properties are located and in the market for real estate properties, such conditions could result in a reduction of our income and cash to return capital and thus affect the amount of distributions we can make to you.

Competition with third parties in acquiring and operating properties may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, many of which have greater resources than we do. Specifically, there are numerous commercial developers, real estate companies, real estate investment trusts and U.S. institutional and foreign investors that operate in the markets in which we may operate, that will compete with us in acquiring residential, commercial, and other properties that will be seeking investments and tenants for these properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us.

Competitors with substantially greater financial resources than us may generally be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of entities in which investments may be made or risks attendant to a geographic concentration of investments. Demand from third parties for properties that meet our investment objectives could result in an increase of the price of such properties. If we pay higher prices for properties, our profitability may be reduced and you may experience a lower return on your investment.

In addition, potential properties may be located in close proximity to other properties that will compete against potential properties for tenants. Many of these competing properties may be better located and/or appointed than the properties that we will acquire, giving these properties a competitive advantage over potential properties, and we may, in the future, face additional competition from properties not yet constructed or even planned.

This competition could adversely affect our business. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for residential renters. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or lower the occupancies and the rent we may charge tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties which we would not have otherwise made, thus affecting cash available for distributions to you.

We may not have control over costs arising from rehabilitation of properties.

We may elect to acquire properties which may require rehabilitation. In particular, we may acquire affordable properties that we will rehabilitate and convert to market rate properties. Consequently, we intend to retain independent general contractors to perform the actual physical rehabilitation work and will be subject to risks in connection with a contractor’s ability to control rehabilitation costs, the timing of completion of rehabilitation, and a contractor’s ability to build in conformity with plans and specification.

Real Estate Financing Risks

We have incurred and may incur additional mortgage indebtedness and other borrowings, which may increase our business risks.

We have acquired and may acquire additional properties subject to existing financing or by borrowing new funds. In addition, we have incurred and may increase our mortgage debt by obtaining loans secured by selected or all of the real properties to obtain funds to acquire additional real properties. We have incurred and may incur mortgage debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, requiring us to use cash from other sources to make the mortgage payments on the property, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default.

For tax purposes, a foreclosure of any of potential properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may, in some circumstances, give a guaranty on behalf of an entity that owns properties. In these cases, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. Any mortgage debt which we place on properties may contain clauses providing for prepayment penalties. If a lender invokes these penalties upon the sale of a property or the prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially, and may even be prohibitive. This could lead to a reduction in our income, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money. Moreover, if we enter into financing arrangements involving balloon payment obligations, such financing arrangements will involve greater risks than financing arrangements whose principal amount is amortized over the term of the loan. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.

The current debt market volatility may affect the availability and amount of financing for our acquisitions.

The real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. This is resulting in lenders increasing the cost for debt financing. As our existing debt is fixed rate debt, we do not believe that our current portfolio is materially impacted by the current debt market environment. However, should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution.  In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

If we have insufficient reserves, we will have to obtain financing from other sources.

We have established working capital reserves that we believe are adequate to cover our cash needs for the next several months, but not beyond this. However, if these reserves are insufficient to meet our cash needs, we may have to obtain financing to fund our cash requirements. Sufficient financing may not be available or, if available, may not be available on economically feasible terms or on terms acceptable to us. If mortgage debt is unavailable at reasonable rates, we will not be able to place financing on the properties, which could reduce the number of properties we can acquire and the amount of distributions per share. If we place mortgage debt on the properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, our income could be reduced, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money.

Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to pay distributions may be adversely affected.

We may not have funding or capital resources for future improvements.

We currently do not have any commercial properties. In the event we acquire a commercial property, when a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our houses, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds for leasing costs, tenant improvements and tenant refurbishments to the vacated space. We will incur certain fixed operating costs during the time the space is vacant as well as leasing commissions and related costs to re-lease the vacated space. We may also have similar future capital needs in order to renovate or refurbish any of our potential properties for other reasons.

Also, in the event we need to secure funding sources in the future but are unable to secure such sources or are unable to secure funding on terms we feel are acceptable, we may be required to defer capital improvements or refurbishment to a property. This may cause such property to suffer from a greater risk of obsolescence or a decline in value and/or produce decreased cash flow as the result of our inability to attract tenants to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted. Or, we may be required to secure funding on unfavorable terms.

Lenders may require us to enter into restrictive covenants relating to our operations.

We currently do not own any properties that this risk factor would apply, however, in connection with obtaining financing, a bank or other lender could impose restrictions on us affecting our ability to incur additional debt and our distribution and operating policies. Loan documents we enter into may contain negative covenants limiting our ability to, among other things, or further mortgage our potential properties. In addition, prepayment penalties imposed by banks or other lenders could affect our ability to sell properties when we want.

Financing Risks on the Property Level

Some of our mortgage loans may have “due on sale” provisions. In purchasing properties subject to Financing, we may obtain financing with ‘due-on-sale’ and/or ‘due-on-encumbrance’ clauses. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. These clauses may cause the maturity date of such mortgage loans to be accelerated and such financing to become due. In such event, we may be required to sell our properties on an all-cash basis, to acquire new financing in connection with the sale, or to provide seller financing. It is not our intent to provide seller financing, although it may be necessary or advisable for us to do so in order to facilitate the sale of a property. It is unknown whether the holders of mortgages encumbering our properties will require such acceleration or whether other mortgage financing will be available. Such factors will depend on the mortgage market and on financial and economic conditions existing at the time of such sale or refinancing.

Lenders may be able to recover against our other properties under our mortgage loans.

We will seek secured loans (which are nonrecourse) to acquire properties. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender may look to our other assets for satisfaction of the debt. Thus, should we be unable to repay a recourse loan with the proceeds from the sale or other disposition of the property securing the loan, the lender could look to one or more of our other properties for repayment. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for the debt.

Our mortgage loans may charge variable interest which may make potential properties cash flow negatively.

Some of our mortgage loans will be subject to fluctuating interest rates based on certain index rates, such as the prime rate. Future increases in the index rates would result in increases in debt service on variable rate loans and thus reduce funds available for acquisitions of properties and dividends to the stockholders.

Insurance Risks

We may suffer losses that are not covered by insurance. If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits. We intend to cause comprehensive insurance to be obtained for potential properties, including casualty, liability, fire, extended coverage and rental loss customarily obtained for similar properties in amounts which our officer determines are sufficient to cover reasonably foreseeable losses, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Material losses may occur in excess of insurance proceeds with respect to any property as insurance proceeds may not provide sufficient resources to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters, mold or, in the future, terrorism which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.

We cannot assure you that we will have adequate coverage for such losses. If such an event occurred to, or caused the destruction of, one or more potential properties, we could lose both our invested capital and anticipated profits from such property. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance. Terrorism insurance may not be available at a reasonable price or at all.

In addition, many insurance carriers are excluding asbestos-related claims from standard policies, pricing asbestos endorsements at prohibitively high rates or adding significant restrictions to this coverage. Because of our inability to obtain specialized coverage at rates that correspond to the perceived level of risk, we may not obtain insurance for acts of terrorism or asbestos-related claims. We will continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase insurance for terrorism or asbestos, the cost could have a negative impact on our results of operations. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss of this nature would adversely affect us.

Although we intend to adequately insure our properties, we cannot assure that we will successfully do so.

RISKS RELATING TO OUR COMMERCIAL PAVING SERVICES BUSINESS

Our annual and quarterly performance may fluctuate which could negatively impact our operations and our stock price.

Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

•	changes in market demand;
•	competitive market conditions;
•	the cost and availability of raw supplies;
•	the mix of our customer base;
•	the mix of products and services sold;
•	pricing of products and services;
•	inclement weather conditions in the markets we serve;
•	deterioration of paving equipment;
•	our ability to expand our sales and marketing organization effectively;
•	our ability to attract and retain key technical and managerial employees; and
•	general global economic conditions.

In addition, demand for our commercial asphalt and paving services in any quarter or year may vary due to the seasonal contracting patterns of our customers. The price of our common stock could decline substantially in the event such fluctuations result in our financial performance being below the expectations of public market analysts and investors, which are expected to be based primarily on historical models that are not necessarily accurate representations of the future.

Our inability to accurately predict customer projects may subject our results of operations to significant fluctuations from quarter to quarter.

We have not been able in the past to consistently predict when our customers will contract with us so we cannot always accurately plan our requirements for raw paving materials, supplies, equipment transport, fuel and manpower. As a result, if our paving projects differ from what we predict, we may incur additional expense and build excess inventory, which may require additional reserves and allowances. Accordingly, we have limited visibility into future changes in demand and our results of operations may be subject to significant fluctuations from quarter to quarter.

PaveCare’s operating results in each quarter may be affected by special conditions, such as seasonality, weather, economic conditions, and other potential issues.

PaveCare’s operations and performance depend on economic conditions and their impact on levels of business spending in the geographical markets we serve. In the recent past, uncertainties in the financial and credit markets have caused our customers to postpone parking lot repairs, and negative economic conditions may reduce future sales of, or demand for, our services.

Customer collections are our primary source of cash. While we believe we have a strong customer base comprised largely of big box retailers and have experienced strong collections in the past, negative economic conditions may result in increased collection times or greater write-offs, which could have a material adverse effect on our cash flow. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

In addition, prolonged inclement weather may also affect the timing of the implementation and/or completion of commercial asphalt and paving projects for our customers in any given quarter, particularly in areas of the U.S. that are subject to severe winter conditions.

Our PaveCare business could experience fluctuations in the costs of raw materials as a result of inflation and other economic conditions, which fluctuations could have a material adverse effect on their financial condition, business and results of operations.

Changes in inflation could materially adversely affect the costs and availability of raw materials used in our commercial paving services businesses, and changes in fuel costs likely will affect the costs of transporting materials from our suppliers and shipping goods to our field teams, as well as the effective areas from which we can recruit temporary staffing personnel.  Prices for these key raw materials may fluctuate during periods of high demand. The ability by PaveCare to offset the effect of increases in raw material prices by increasing their prices is uncertain. If we are unable to cover price increases of these raw materials, PaveCare’s financial condition, business and results of operations could be materially adversely affected.

PaveCare does not have and may not have long-term contracts with its customers and the loss of customers could materially adversely affect its financial condition, business and results of operations.

PaveCare does not enter into long-term service contracts with its customers, although we endeavor to enter into Master Services Agreements with our large big-box retail customers, which authorize individual store managers to contract directly with PaveCare for parking lot maintenance and emergency asphalt repairs.  Nonetheless, customers could cease using PaveCare’s commercial paving services at any time and for any reason. The fact that PaveCare does not enter into long-term contracts with its customers means that it has no recourse in the event a customer no longer wants to use our services. If a significant number of their customers elect not to use PaveCare’s services, it could materially adversely affect its financial condition, business and results of operations.

RISKS RELATING TO OUR COMMON STOCK

There is currently a limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been little to no trading market for our common stock.  We cannot predict how liquid the market for our common stock might become.  Our common stock is currently quoted on the OTCQB.

We believe we will remain listed on the OTC Bulletin Board and thus, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are traded on the OTCQB, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock is currently subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than established customers complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Investor relations activities, nominal float and supply and demand factors may affect the price of our common stock.

We have engaged an investor relations firm and financial advisory firm to create investor awareness for our Company. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We may provide compensation to investor relations and financial advisory firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning us.  We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by us or from publicly available information.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods. Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.  Our investors may be willing, from time to time, to encourage investor awareness through similar activities. Investor awareness activities may also be suspended or discontinued which may impact the trading market of our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of pump and dump activities may exist, such as rapid share price increases or decreases.  We and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets.

The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices.  Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that our or third-parties activities, or the small number of potential sellers or small percentage of stock in the float, or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock, will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of stock.

Our stock price may be volatile.

The stock market in general, and the stock prices of technology-based and biotechnology/biopharmaceutical stocks in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company.  The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry; competitive pricing pressures; our ability to obtain working capital financing; additions or departures of key personnel;
•	limited public float in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	changes in federal or state laws;
•	economic and other external factors;
•	period-to-period fluctuations in our financial results; and
•	the inability to develop or acquire new or needed technology, if/when applicable.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued in past private offerings, upon the effectiveness of the registration statement required to be filed, or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an overhang and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Because our directors and executive officers are among our largest shareholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other shareholders.

Our directors and executive officers own or control a significant percentage of the common stock.  Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.  The interests of such persons may differ from the interests of our other shareholders.  As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other shareholders, including purchasers in our private placement offering, may vote, including the following actions: to elect or defeat the election of our directors; to amend or prevent amendment of our Certificate of Incorporation or Bylaws; to effect or prevent a merger, sale of assets or other corporate transaction; and to control the outcome of any other matter submitted to our shareholders for vote.  Such person’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

We currently maintain corporate offices at 2847 South Ingram Mill, Suite B100, Springfield, Missouri 65804 which we rent from Ingram Mill Investments, LLC of which our Chairman, President and CEO is a Managing Member. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented. As a result of our method of operations and business plan we do not require personnel other than our officers to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

We are not aware of any environmental issues that may affect the use of our property.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, nor do we have knowledge of any pending or threatened legal claims.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.001 par value, is currently trading on the OTC Pink market.  As of the date of this filing, there are approximately 115 record holders of 53,204,812 shares of our common stock.  This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

We have never paid any dividends to stockholders and presently do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain any future earnings to fund the development and growth of our business.

Recent Sales of Unregistered Securities

On August 15, 2012, James River Holdings Corporation through its subsidiary Property Partners, LLC entered into an agreement to acquire 89 single-family residential houses and 2 residential duplexes from Springfield Real Estate Fund 2009, LLC valued at $6,542,560 in exchange for 9,666,667 shares of stock and the assumption of $4,738,782 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

On August 15, 2012, James River Holdings Corporation through its subsidiary Property Partners, LLC entered into an agreement to acquire 28 single-family residential houses from Springfield Real Estate Fund B-09, LLC valued at $1,993,423 in exchange for 3,333,334 shares of stock and the assumption of $1,529,493 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

On August 15, 2012, James River Holdings Corporation through its subsidiary Property Partners, LLC entered into an agreement to acquire 26 single-family residential houses from Wilson Creek Real Estate Fund, LLC valued at $2,230,658 in exchange for 3,329,333 shares of stock and the assumption of $1,386,816 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

On August 15, 2012, James River Holdings Corporation through its subsidiary Property Partners, LLC entered into an agreement to acquire 29 single-family residential houses from Railey Creek Real Estate Fund, LLC valued at $2,286,165 in exchange for 3,331,667 shares of stock and the assumption of $1,542,102 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

On August 15, 2012 James River Holdings Corporation through its subsidiary Property Partners, LLC entered into an agreement to acquire 28 single-family residential houses from Jordan Creek Real Estate Fund, LLC valued at $2,367,981 in exchange for 500,000 shares of stock and the assumption of $1,873,896 of mortgages secured by first deeds of trust on the properties. The transaction was completed on September 25, 2012.

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since she agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

There is no active market for our common stock.

Currently, there is a very limited trading market for our common stock. Any trading market that may develop in the future for our common stock will most likely be very volatile and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTCQB. Therefore, only upon the filing of our 10-K and 10-Q reports will our common stock become eligible to be quoted on the OTCQB. In the event that we lose our status as a "reporting issuer," any future quotation of our common stock on the OTCB may be jeopardized.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. The following discussion of our financial condition and results of operations should be read with our consolidated financial statements and the related notes included elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Company Overview

Incorporated in May 2011 as a Delaware company, James River Holdings Corporation (“we,” “us” or “the Company”) is a diversified holding company engaged in acquiring controlling interests in and actively managing established companies operating profitable, high growth, entrepreneurial businesses in mature markets – companies that operate in industries with long-term macroeconomic growth opportunities, and that have positive and stable cash flows, face minimal threats of technological or competitive obsolescence and have strong management teams which desire to remain in place and benefit from the growth made possible by leveraging our business-building platform.

More specifically, our criteria for qualifying sellers of businesses for acquisition consideration include the following:

•	The prospect must be an established U.S.-based company with low/no debt, annual revenues of up to $100 million and $2-$10 million in annual EBITDA.
•	The prospect has bright growth prospects, but is short on growth capital.
•	The prospect produces in-demand products or provides in-demand services that are not subject to discretionary dollars.
•	The prospect is geographically situated within the Midwestern region of the U.S.
•	The prospect operates a simple, straight forward business that James River’s executive management team fully understands.
•	The prospect shares James River Holdings’ core values and ethical business standards.

We believe that private company operators and corporate parents looking to sell their businesses may consider us as an attractive purchaser because of our ability to provide ongoing strategic and financial support for their businesses.  In terms of the businesses we have acquired as of December 31, 2012, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and maintain strong customer relationships.

The Company’s current portfolio companies include Springfield Property Management, which owns and manages 216 single-family and 2 duplex residential rental properties in the Springfield, Missouri market; and PaveCare, a company specializing in commercial pavement repair and parking lot maintenance services, mainly to big box retailers in the Central region of the United States.

With acquisitions serving as a key component of James River Holdings’ long term growth strategy, the Company will continue to remain very busy qualifying and pursuing opportunities to continue its growth and add to shareholder value.

Results of Operations for the Year Ended December 31, 2012 Compared to the Period from May 31, 2011 (Inception) through December 31, 2011

Revenues

Total revenues on a consolidated basis for the fiscal year ended December 31, 2012 was $581,244 compared to $0 for the prior fiscal year.  Revenues generated by the single-family home rental properties we acquired in September 2012 totaled $553,903 and revenues from property management services were $6,003.  In our PaveCare business, acquired in November 2012, revenues were $21,338.

Gross Profit

The gross profit on total revenues was $577,180 for the 12-month period ended December 31, 2012, representing a 99.3% gross profit margin.  This compared to $0 in the previous 12-month period.

Operating Expenses

Total operating expenses were $2,430,249 for fiscal 2012 compared to $8,000 for fiscal 2011.  General and administrative costs totaled $653,712 for the 12-months ended December 31, 2012, up from $8,000 in the prior year.  The increase was attributable to the timing of the Company’s acquisitions, which occurred in the fall of 2012, as well as costs associated with the Company becoming a fully reporting company, including fees for professional services for accounting, legal and investor relations.  In addition, the Company incurred costs for property maintenance and improvements of our single-home residential properties during the 2012 fiscal year.

Expenses associated with depreciation was $217,843 for the 12 months ended December 31, 2012, compared to $0 in the previous year.  Impairment of fixed assets related to our real estate properties and commercial paving business totaled $1,532,555, which compared to $0 in 2011.  Expenses for amortization for fiscal 2012 and 2011 were $26,139 and $0, respectively.

Income (Loss) from Operations

Total net loss from operations was $1,853,069 for the year ended December 31, 2012, as compared to a total net loss from operations of $8,000 for the year ended December 31, 2011.  The increase was attributable to the aforementioned acquisitions completed in 2012 and the related increase in operating general and administrative expenses, impairment of fixed assets, depreciation and amortization.

Other Income (Expense)

For the year ended December 31, 2012, the Company had other expense of $272,876 related to interest expense associated with servicing its real estate loans, as compared to $0 in other income (expense) for the previous year.

Net Income (Loss)

The Company had a net loss of $2,125,945, or $0.05 loss per basic and diluted share, for the 12-month period ended December 31, 2013, which compared to a net loss of $8,000, or $0.00 per basic and diluted share, for the 12 months in fiscal 2011.

Liquidity and Capital Resources

We are currently seeking additional operating income opportunities through potential acquisitions or investments. Such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current Company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; and (iv) the activities of competitors. In addition to developing new products and services, obtaining new customers and increasing sales to existing customers, management plans to increase its business and profitability by entering into collaboration agreements, buying assets, and acquiring companies that meet its defined acquisition criteria.

During the year ended December 31, 2012, the Company had a net increase in cash of $235,796.  The Company’s principal sources and use of funds were as follows:

Cash Used in Operating Activities

The Company used $264,823 in net cash during the 2012 fiscal year, compared to $6,000 in fiscal 2011.

Cash Used in Investing Activities

Investing activities for the years ended December 31, 2012 and 2011 totaled $1,033,217 and $0, respectively. The increase is attributable to cash paid for the purchase of fixed assets relating to its acquisition activities in 2012.

Cash Provided by Financing Activities

Financing activities for the year ended December 31, 2013 provided cash of $1,553,836, which compared to $10,000 in cash provided by financing activities in the prior year. The increase is due to the issuance of debt and the proceeds from stock sales offset by payments on debt.

The Company believes that as a result of the predictable cash flow in its residential rental business, coupled with growth in its paving business, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2012.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory obsolescence, intangible assets, payroll tax obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies, revenue recognition and software costs, related to what we believe are most critical to our business operations and are discussed throughout Management’s Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

Revenue Recognition

Revenues are recognized when services are rendered, evidence of a contract exists, the price is fixed or reasonably determinable, and collectability is reasonably assured.

Rental income. The Company receives rental income from the real estate it owns. Rental income is recognized over the life of the leases as it is earned. The typical leases contain initial terms of one year and do not contain escalating rent amounts.

Property management income. The Company manages several properties on behalf of real estate owners and takes varying percentages of any tenant rent collected. The Company recognizes revenues upon receipt of rent from the managed properties. Property management revenue is presented net of disbursements to the real estate owners.

Paving income. The Company recognizes revenues upon completion of paving services it provides to its customers. Accounts receivable consists primarily of invoiced amounts owed by the Company’s customers. The Company evaluates periodically its accounts receivable to determine the need for an allowance for doubtful accounts. As of December 31, 2012 and 2011, management determined that an allowance for doubtful accounts is not necessary.

Accounts Receivable

The Company performs ongoing credit evaluations of its PaveCare customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

Income Taxes

We calculate federal and state taxes using the asset and liability method.  Under the asset and liability method, deferred income tax assets or liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred income tax assets or liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in net income (loss) in the period that includes the enactment date.

Net Income (Loss) Per Common Share

Basic earnings (loss) per share (EPS) is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted EPS is similar to Basic EPS except that the weighted-average number of common shares outstanding is increased using the treasury stock method to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Such potentially dilutive common shares include convertible preferred stock, stock options, and warrants. Shares having an antidilutive effect on periods presented are not included in the computation of Diluted EPS.

Quantitative and Qualitative Disclosures about Market Risks

We do not hold any derivative instruments and do not engage in any hedging activities.

Off-Balance Sheet Arrangements

During fiscal 2012, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8. Financial Statements and Supplementary Data

Our financial statements are contained on pages F-1 through F-16, which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure and Control Procedures

The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, and concluded that the disclosure controls and procedures were not effective as a whole. In particular, we have identified the following material weakness of our internal controls:

•	Lack of segregation of duties.
•	Lack of formal control processes that provide for multiple levels of supervision and review.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance of such reliability and may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies . Based on this evaluation, Management concluded that our system of internal control over financial reporting was not effective as of December 31, 2012, based on these criteria.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and officers at July 31, 2013:

ame	Age	Position	Officer and/or Director Since
J. Barry Watts	49	Chairman, CEO, President & Principal Accounting Officer	May 2011
Nola Peterson	44	Corporate Secretary & General Manager, Springfield Property Management	May 2011
Kelly J. Watts	49	Vice President	May 2011

J. Barry Watts ─ Chairman, President, Chief Executive Officer and Principal Accounting Officer
Mr. Watts serves as the Chairman, Chief Executive Officer, President and Principal Accounting Officer of James River Holdings Corporation.  He has worked in the securities industry as a Registered Representative and General Securities Principal. He founded and owned Investment Consulting Group, Inc., a registered broker-dealer firm on Wall Street. that was withdrawn from FINRA registration and dissolved in 2010.  Mr. Watts is a Certified Financial Planner and has also operated a farm, owned a property management company (Springfield Property Management), owned a franchise of HomeVestors of America which bought, repaired and resold residential real estate, and carried private mortgages on those properties through Investor Capital Lending, Inc., a private lending company founded by Mr. Watts in 2007.

Altogether, Mr. Watts has started ten different investor-owned companies focused in residential rental real estate and fixed income investment.  He also started and operated several Investor Capital Lending fixed income series companies, although he does not maintain a majority interest in any of these companies.  Mr. Watts does, however, own a majority interest in the following organizations: Springfield Property Management, Inc.; Difference Makers, LLC; Professional Entity Management, LLC; Harry Buys Houses, LLC; Investor Capital Lending, Inc.; Greater Springfield Contractors, LLC and Greater Springfield, LLC.

Mr. Watts obtained his real estate sales license in the State of Missouri in 2011.  He is a graduate of the University of Missouri, where he earned a Bachelors degree in Agricultural Economics.  He also holds a graduate degree from Campbellsville University.

Kelly J. Watts – Vice President
The spouse of J. Barry Watts, Ms. Watts has served as the Vice President of James River Holdings Corporation since its inception in May of 2011.  She also serves as the controller of Professional Entity Management, LLC., a private investment company controlled by Mr. Watts. In addition to her responsibilities at James River, Ms. Watts manages the day-to-day operations of the Watts family farm, and serves as its bookkeeper.   She graduated from the University of Missouri with a degree in Nursing and served six years in an administrative management position with the Department of Veterans Affairs.

Nola Peterson – Corporate Secretary and General Manager of Springfield Property Management
Ms. Peterson has served as the Company’s Corporate Secretary since its inception in May of 2011.  For the past five years, she has also served as General Manager of Springfield Property Management and is responsible for the day-to-day business operations. Previously, Ms. Peterson worked in the securities industry as a Registered Representative and General Securities Principal for over 13 years.

Board of Directors

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.  For the year ended December 31, 2012, the Board held no meetings but acted by Unanimous Written Consent 1 time.

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions,.  There are no agreements or understanding for the officer or director to resign at the request of another person and the above-named officers re not acting on behalf of nor will act at the direction of any other person.

Audit Committee

During 2012, the Audit Committee consisted of Mr. J. Barry Watts, the Company’s Chairman, President, CEO and Principal Financial Officer. The Audit Committee has no independent member and no member that may be deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Due to the Company's limited resources, it cannot attract a financial expert to sit on its Board of Directors. Management is responsible for the Company's internal controls and the financial reporting process. The Audit Committee's responsibility is to monitor corporate financial reporting and external audits, although the member of the Audit Committee is not engaged in the practice of auditing or accounting. The Audit committee did not meet in 2012. The Board of Directors approved an Audit Committee Charter. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

Audit Committee Report

The following is the Audit Committee’s report submitted to the Board of Directors for the fiscal year ended December 31, 2012. The Audit Committee has:

•	Reviewed and discussed the Company’s audited financial statements with MaloneBailey, LLP, the Company’s independent registered accounting firm;

•	Discussed with MaloneBailey, LLP the matters required to be discussed by Statement on Auditing Standards No. 114, as may be modified or supplemented; and

•
Received from MaloneBailey LLC the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors’ independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
J. Barry Watts, President, CEO and Principal Financial Officer

The Audit Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under these acts.

Family Relationships

J. Barry Watts, the Company’s Chairman, President, CEO and Principal Financial Officer is married to Kelly J. Wattts, the Company's Corporate Secretary.

Subsequent Executive Relationships

No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years.  No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years.  No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his or involvement in any type of business, securities or banking activities during the past five years.  No director or executive officer has been found by a court to have violated federal or state securities or commodities law during the past five years.

None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

Legal Proceedings

None of the members of the board of directors or other executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC.  Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended December 31, 2012, were timely.

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules and regulations.  Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K.

Executive Compensation

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years.  The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	YTD	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options

J. Barry Watts,	2013	$-0-	-0-	-0-	$-0-	-0-
CEO, President, Treasurer and Chairman	2012	$-0-	-0-	-0-	-0-	-0-
	2011	$-0-	-0-	-0-	10,000(1)	-0-
Ms. Nola Peterson, Secretary	2013	$-0-	-0-	-0-	-0-	-0-
	2012	$-0-	-0-	-0-	-0-	-0-
	2011	$-0-	-0-	-0-	-0-	-0-
Mrs. Kelly J. Watts, Vice President	2013	$-0-	-0-	-0-	-0-	-0-
	2012	$-0-	-0-	-0-	-0-	-0-
	2011	$-0-	-0-	-0-	-0-	-0-

(1)
Mr. Watts purchased 30,000,000 shares of our common stock at a price of $.001 in exchange for $10,000 cash, for providing services related to developing our business plan, working with our legal and accounting advisors regarding this S-11 statement, and providing information for this S-11 registration statement.

Our officers and director have not received any monetary compensation or salary since the inception of the Company. Our officers and director have agreed to not receive any compensation or enter into any employment agreements until the Company begins operations.

Outstanding Equity Awards at Fiscal Year End

The Company had no outstanding equity awards at the end of the most recent completed fiscal year.

Compensation of Directors

Directors are not currently entitled to receive compensation for services rendered to James River Holdings, or for each meeting attended except for reimbursement of out-of-pocket expenses not to exceed $100.  There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.  The directors may be compensated for their time and services in the future.

Employment Contracts

There are no current employment agreements or current intentions to enter into any employment agreements.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of July 31, 2013 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of July 31, 2013, there were a total of 53,204,812 shares of Common Stock outstanding. Each share of Common Stock is entitled to one vote on matters on which holders of Common Stock are eligible to vote. The column entitled “Percentage of Total Voting Stock” shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 20, 2013, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Title of Class	Name of Officer	Number Of Shares	Percent Of Outstanding Stock
Common	J. Barry Watts, CEO/President/Director	20,000,000	37.59%
	All Directors, Officers and Principal Stockholders as a Group	30,100,000	56.57%

Description of Securities

Common Stock

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, $0.001 par value per share. 53,204,812 common shares were outstanding as of the date of this annual report on Form 10-K.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available to be distributed. In the event of a liquidation, dissolution or winding up of James River Holdings, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities and the prior payment to the preferred stockholders if any. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.

Preferred Stock

Our Articles of Incorporation currently authorizes the issuance of 10,000,000 shares of preferred stock that may be issued from time to time by the Board of Directors as shares of one or more classes or series. No preferred shares were outstanding as of the date of this annual report on Form 10-K.  Our board of directors, subject to the provisions of our Articles of Incorporation and limitations imposed by law, is authorized to:

•	adopt resolutions;
•	to issue the shares;
•	to fix the number of shares;
•	to change the number of shares constituting any series; and
•	to provide for or change the following:
•	the voting powers;
•	designations;
•	preferences;
•	relative, participating, optional or other special rights, qualifications, limitations or restrictions, including the following:
•	dividend rights (including whether dividends are cumulative);
•	dividend rates;
•	terms of redemption (including sinking fund provisions);
•	redemption prices;
•	conversion rights; and
•	liquidation preferences of the shares constituting any class or series of the preferred stock.

In each of the listed cases, we will not need any further action or vote by the stockholders.

One of the effects of undesignated preferred stock may be to enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of preferred stock pursuant to the Board of Director’s authority described above may adversely affect the rights of holders of common stock. For example, preferred stock issued by us may rank prior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock. Accordingly, the issuance of shares of preferred stock may discourage bids for the common stock at a premium or may otherwise adversely affect the market price of the common stock.

Options, Warrants and Stock Awards

We do not presently have any options or warrants authorized or any securities that may be convertible into common stock. However, our directors may later determine to authorize options and warrants for our company.

Item 12.  Certain Relationships and Related Transactions

Related Party Noted and Accounts Due

As of December 31, 2012 James River Holdings Corporation and it’s operating entities Property Partners, LLC and 4 State Asphalt & Sealing, LLC d/b/a PaveCare were indebted to Investor Capital Lending, a company controlled by J. Barry Watts, for approximately $2,200,000.

Director Independence

The common stock of the Company is currently quoted on the OTC Pink market, an exchange which currently does not have director independence requirements.  On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.  Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the Nasdaq and the NYSE MKT.

As of December 31, 2012, the Company had no independent board members.

Item 13. Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company’s independent auditors for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

(1) 　 Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$15,000	Malone Bailey
2012	$25,000	Anton Chia
2011	$1000	Stan J.H. Lee

(2) 　 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$	Nil	Malone Bailey
2012	$	Nil	Anton Chia
2011	$	Nil	Stan J.H. Lee

(3) 　 Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$	Nil	Malone Bailey
2012	$	Nil	Anton Chia
2011	$	Nil	Stan J.H. Lee

(4) 　 All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$	Nil	Malone Bailey
2012	$	Nil	Anton Chia
2011	$	Nil	Stan J.H. Lee

(5) 　 Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) 　 The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed.  All of the services described above were approved by the Audit Committee in accordance with its procedures.

Item 14.  Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's S-11 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-176809 on September 13, 2011. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAMES RIVER HOLDINGS CORPORATION

Dated: August 5, 2013	By:	/s/ J. Barry Watts
By: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ J. Barry Watts	Chairman, President, Chief Executive Officer and Chief Accounting Officer	August 5, 2013
J. Barry Watts

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
James River Holding, Corp.
Springfield, Missouri

We have audited the accompanying consolidated balance sheet of James River Holding, Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of James River Holding, Corp. and its subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 2, 2013

James River Holding Corp.
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$239,796	$4,000
Accounts receivable	82,711	-
Subscription receivable	-	10,000
Inventory	15,000	-
Total current assets	337,507	14,000

Property and equipment, net of accumulated depreciation	17,430,063	-
Goodwill	2,437,250	-
Intangible assets, net of accumulated amortization	48,815	-

TOTAL ASSETS	$20,253,635	$14,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$133,116	$2,000
Short-term debt	2,324,749	-
Total current liabilities	2,457,865	2,000

Long-term debt	10,647,527	-
Long-term debt to related parties	2,243,787	-

TOTAL LIABILITIES	15,349,179	2,000

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized
none issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized
53,204,812 and 30,033,334 issued and outstanding	53,204	30,033
Additional paid-in capital	6,985,197	(10,033)
Accumulated deficit	(2,133,945)	(8,000)
TOTAL STOCKHOLDERS' EQUITY	4,904,456	12,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,253,635	$14,000

The accompanying notes are an integral part of these consolidated financial statements

James River Holding Corp.
Consolidated Statements of Operations

		May 31, 2011
		(Inception)
	Year Ended December 31,	Through December 31,
	2012	2011
Revenue
Rental income	$553,903	$-
Property management income	6,003	-
Paving income	21,338	-
Total revenue	581,244	-

Cost of revenue	4,064	-

Operating expenses
General and administrative	653,712	8,000
Depreciation expense	217,843	-
Impairment of fixed assets	1,532,555	-
Amortization expense	26,139	-
Total operating expenses	2,430,249	8,000

Loss from operations	(1,853,069)	(8,000)

Other expense
Interest expense	(272,876)	-

Net Loss	$(2,125,945)	$(8,000)

Net loss per share - basic and diluted	$(0.05)	$(0.00)

Weighted Average Shares Outstanding - basic and diluted	39,031,559	26,080,998

The accompanying notes are an integral part of these consolidated financial statements.

James River Holding Corp.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2012 and May 31, 2011 (Inception) Through December 31, 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at May 31, 2011 (Inception)	-	$-	$-	$-	$-

Common stock issued at founding for cash	30,000,000	30,000	(20,000)	-	10,000

Common stock issued for subscription receivable	33,334	33	9,967	-	10,000

Net Loss	-	-	-	(8,000)	(8,000)

Balances at December 31, 2011	30,033,334	30,033	(10,033)	(8,000)	12,000

Common stock issued for cash	788,344	788	235,713	-	236,501

Common stock issued for services	303,334	303	90,697	-	91,000

Common stock issued for acquisition of real estate	20,161,000	20,161	6,028,139	-	6,048,300

Common stock issued for related party debt	1,918,800	1,919	640,681	-	642,600

Net Loss	-	-	-	(2,125,945)	(2,125,945)

Balances at December 31, 2012	53,204,812	$53,204	$6,985,197	$(2,133,945)	$4,904,456

The accompanying notes are an integral part of these consolidated financial statements.

James River Holding Corp.
Consolidated Statements of Cash Flows

		May 31, 2011
	Year Ended	(Inception)
	December 31,	Through
	2012	December 31, 2011

Cash Flows from Operating Activities
Net loss	$(2,125,945)	$(8,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for services	91,000	-
Impairment of fixed assets	1,532,555	-
Amortization expense	26,139	-
Depreciation Expense	217,843	-
Changes in operating assets and liabilities:
Accounts receivable	(21,338)	2,000
Accrued expenses	14,923	-
Net Cash Used in Operating Activities	(264,823)	(6,000)

Cash Flows from Investing Activities
Cash paid for purchase of fixed assets	(1,033,217)	-
Net Cash Used in Investing Activities	(1,033,217)	-

Cash Flows from Financing Activities
Proceeds from the issuance of debt	1,235,000	-
Proceeds from the issuance of debt to related parties	313,304	-
Proceeds from sale of common stock	236,501	10,000
Collection of subscription receivable	10,000
Payments on debt	(59,085)	-
Payments on debt to related party	(201,884)	-
Net Cash Provided by Financing Activities	1,533,836	10,000

Net change in cash	235,796	4,000
Cash, beginning of period	4,000	-
Cash, end of period	$239,796	$4,000

Supplemental Disclosures of Cash Flows Information:
Cash paid for interest	$272,876	$-
Cash paid for income taxes	-	-

Non-cash Investing and Financing Activities:
Common stock issued for related party debt	$642,600	$-
Common stock issued for acquisition of real estate	6,048,300	-
Debt assumed for acquisition of fixed assets and accounts receivable	1,200,000	-
Common stock issued for subscription receivable	-	10,000

The accompanying notes are an integral part of these consolidated financial statements.

James River Holding Corp.
Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

James River Holding, Corp (the "Company" or “James River”) was incorporated under the laws of the State of Delaware on May 31, 2011. The Company is engaged in the purchase, rental and management of real estate assets and commercial asphalt and paving services.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company and its wholly owned subsidiaries. The Company’s wholly owned subsidiaries include Property Partners, LLC and 4 State Asphalt & Sealing, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CORRECTION OF PRIOR YEAR INFORMATION

During the audit of the Company’s consolidated financial statements for the year ended December 31, 2012, the Company identified an error in the accounting and presentation of the common shares issued during 2011. 30,000,000 common shares should have been shown as issued and outstanding at inception and an additional 33,334 shares of common stock should have been presented as issued for a subscription receivable. This resulted in an adjustment to the previously reported amounts in the financial statements of the Company for the year ended December 31, 2011. In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the year ended December 31, 2012, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for of the Predecessor for the year ended December 31, 2011.

The following table presents the effect of the correction of prior year information and its impact on the consolidated balance sheet as of December 31, 2011:

	As of December 31, 2011
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets
Subscription receivable	$-	$10,000	$10,000
Total current assets	4,000	10,000	14,000
TOTAL ASSETS	4,000	10,000	14,000

Stockholders' Equity
Common stock - number of shares issued and outstanding	10,000,000	20,033,334	30,033,334

Common stock	10,000	20,033	30,033
Additional paid-in capital	-	(10,033)	(10,033)
TOTAL STOCKHOLDERS' EQUITY	2,000	10,000	12,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,000	$10,000	$14,000

The correction of the prior year information did not have any impact on the consolidated statement of operations for the period from May 31, 2011 (inception) through December 31, 2011.

The following table presents the effect of the correction of prior year information and its impact on the consolidated statement of cash flows for the period from May 31, 2011 (inception) through December 31, 2011:

	May 31, 2011 (Inception) Through December 31, 2011
	As Previously
	Reported	Adjustments	As Restated
Non-cash Investing and Financing Activities:
Common stock issued for subscription receivable	$-	$10,000	$10,000

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

The Company recognizes revenue in accordance with FASB ASC 605 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Rental income. The Company receives rental income from the real estate it owns. Rental income is recognized over the life of the leases as it is earned. The typical leases contain initial terms of one year and do not contain escalating rent amounts.

Property management income. The Company manages several properties on behalf of real estate owners and takes varying percentages of any tenant rent collected. The Company recognizes revenues upon receipt of rent from the managed properties. Property management revenue is presented net of disbursements to the real estate owners.

Paving income. The Company recognizes revenues upon completion of paving services it provides to its customers. Accounts receivable consists primarily of invoiced amounts owed by the Company’s customers. The Company evaluates periodically its accounts receivable to determine the need for an allowance for doubtful accounts. As of December 31, 2012 and 2011, management determined that an allowance for doubtful accounts is not necessary.

INVENTORIES

Inventories consist primarily of supplies used in asphalt and paving repair and are valued using weighted average cost and are stated at the lower of cost or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed utilizing the straight-line method over the estimated economic life of the asset. Maintenance, repairs, and minor renewals are charged directly to expenses as incurred. Additions and betterment to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. During 2012 and 2011, the Company recognized $1,532,555 and $0 of impairment expense of its fixed assets. No impairment of intangible assets or goodwill was recognized during 2012 or 2011.

INTANGIBLE ASSETS

Intangible assets, net are stated at their estimated fair values at date of acquisition less accumulated amortization.  Amortization is calculated using the straight-line method over the estimated economic lives of the respective assets.

GOODWILL AND INTANGIBLE ASSETS WITH INDEFINITE LIVES

The Company does not amortize goodwill and intangible assets with indefinite useful lives, but instead tests for impairment at least annually.  When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its carrying value.  If the estimated fair value of the reporting unit is determined to be less than its carrying value, goodwill is reduced and an impairment loss is recorded.

STOCK-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with the provisions of share-based payments, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for which the awards expect  to vest.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable. No liability for unrecognized tax benefits was recorded as of December 31, 2012 and 2011.

BASIC EARNINGS (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with FASB ASC 260 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at December 31, 2012 and 2011, there are no dilutive potential common shares.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements for 2012 and 2011 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of December 31, 2012, we had negative working capital of approximately $2.1 million and an accumulated deficit of $2.1 million. These conditions raise substantial doubt about our ability to continue as a going concern.

Our management is continuing its efforts to secure funding through equity and/or debt instruments for our operations. We will require additional funds to pay down our liabilities, as well as finance our expansion plans. However, there can be no assurance that we will be able to secure additional funding. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

NOTE 4 – ACQUISITIONS

ASC 805, “Business Combinations”, requires entities to determine whether an acquisition transaction is a business combination. If the acquisition transaction constitutes a business, then the total purchase price is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. If the assets do not constitute a business then the acquisition is accounted for as an asset acquisition. Determining whether the transaction is a business acquisition and the allocation process requires an analysis of the fair value of all assets acquired and liabilities assumed.

As part of the Company’s strategy to expand into the real estate leasing market, the Company completed the acquisition of real estate from six related real estate funds on August 15, 2012. The real estate funds and James River did not have any common ownership. The CEO of James River, however, managed the property owned by the real estate funds. The real estate acquired included the existing tenant leases and the acquisition was deemed to be an acquisition of a business. The purchase price paid consisted of an aggregate of 20,161,000 common shares valued at $6,048,300. The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Acquired Assets:
Property and equipment	$16,706,855
Intangible assets	73,564
Total acquired assets	16,780,419

Assumed Liabilities:
Debt	(10,251,369)
Debt to related party	(2,775,021)
Security deposits held	(114,348)
Total assumed liabilities	(13,140,738)

Net assets acquired	3,639,682
Purchase price	(6,048,300)
Goodwill	$2,408,619

As part of the Company’s strategy to expand into the real estate leasing market, the Company also completed the acquisition of real estate from a property investor group on November 21, 2012. The real estate acquired included the existing tenant leases and the acquisition was deemed to be an acquisition of a business. There was no cash paid for the acquisition. The mortgages underlying the real estate acquired were assumed. The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Acquired Assets:
Property and equipment	$316,762
Intangible assets	1,390
Total acquired assets	318,152

Assumed Liabilities:
Debt	(344,938)
Security deposits held	(1,845)
Total assumed liabilities	(346,783)

Net assets acquired	(28,631)
Goodwill	$28,631

Unaudited pro forma results of operations data for the year ended December 31, 2012 and the period from May 31, 2011 (inception) through December 31, 2011 as if the Company and the entities described above had been combined on May 31, 2011, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
		May 31, 2011
		(Inception)
	Year Ended	Through
	December 31, 2012	December 31, 2011
Revenues	$1,493,083	$870,965
Income from operations	697,689	406,985
Net loss	$(904,570)	$366,325

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2012 and 2011, property and equipment consisted of the following as of December 31, 2012 and 2011:

	Useful Lives	December 31, 2012	December 31, 2011
Rental properties	27.5	$17,023,806	$-
Shop equipment	10	54,550	-
Vehicles and trailers	5	238,550	-
Road construction equipment	10	281,000	-
Office equipment	10	50,000	-
Total		17,647,906	-
Accumulated depreciation		(217,843)	-
Property and equipment, net		$17,430,063	$-

Depreciation expense was $217,843 and $0 for the year ended December 31, 2012 and the period from inception through December 31, 2011, respectively.

The Company paid $1,000,000 in cash and issued $1,200,000 of debt to purchase assets related to asphalt and paving repair. Part of this purchase includes a $61,373 rebate from the seller, to be repaid when the seller collects on previously outstanding accounts receivable on the seller’s business. The Company considered ASC 805, “Business Combinations”, and concluded these assets do not constitute a business. The acquisition was accounted for as an asset acquisition.

The Company reviewed these assets for impairment and determined their fair value was less than the carrying amounts of the asset group as of December 31, 2012. An impairment loss was recognized based on the fair value of the assets. $1,532,555 of impairment expense was recorded on these assets during the year ended December 31, 2012.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

As of December 31, 2012 and 2011, intangible assets consisted of the following:

	December 31, 2012	December 31, 2011
Goodwill	$2,437,250	$-
Value of existing leases on acquired properties	74,954	-
Total	2,512,204	-
Accumulated amortization	(26,139)	-
Intangibles, net	$2,486,065	$-

The intangible assets were acquired in the acquisitions of the real estate properties during 2012 (see Note 4). The value of the existing leases on acquired properties are amortized using the straight-line method over the remaining the life of the acquired lease, ranging from 3 to 39 months. Goodwill is not amortized.

Amortization expense was $26,139 and $0 for the year ended December 31, 2012 and the period from inception through December 31, 2011, respectively.

NOTE 7 – DEBT OWED TO RELATED PARTIES

During the year ended December 31, 2012, the Company assumed $2,775,021 of related party debt pursuant to the acquisitions discussed in Note 4. The real estate funds did not have any ownership in common with James River, however, their property was managed by the CEO of James River. The real estate funds had outstanding debt owed to a party that is owned by an Officer of James River at the time of the acquisition. This note carries an interest of 5% and is due on August 15, 2017. The debt is secured by the real estate property acquired. The Company converted $642,600 of debt into 1,918,800 shares of common stock and made repayments of $201,884 on this debt.

The Company also received proceeds of $313,304 from the same related party. The note carries an interest rate of 4% and has a maturity date ranging from December 31, 2015 to December 31, 2016.

The debt outstanding is owed to related parties because the lender is owned by an Officer of the Company. Total related party debt as of December 31, 2012 and 2011 is $2,243,787 and $0, respectively.

Future minimum payments for related party debt for the next five years are as follows:

Year	Amount
2013	$-
2014	-
2015	32,500
2016	280,804
2017	1,930,483
Thereafter	-
Total related party debt	$2,243,787

NOTE 8 – DEBT

During the year ended December 31, 2012, the Company assumed $10,596,307 of debt pursuant to the acquisitions discussed in Note 4. The notes carry an interest rate ranging from 5.5% - 6% and have maturity dates ranging from March 3, 2013 to February 5, 2016. The debt is secured by the real estate property acquired.

The Company also received proceeds of $1,235,000 on debt. These notes carry an interest rate ranging from 4.5% - 6%, and have maturity dates ranging from June 5, 2013 to November 21, 2022.

During the year ended December 31, 2012, the Company also issued a promissory totaling $1,200,000 for the acquisition of property and equipment. See note 5 for discussion on the acquisition of property and equipment. This note carries an interest rate of 5.5%, and has a maturity date of November 21, 2022.

The Company made repayments on debt totaling $59,085 during the year ended December 31, 2012.

Future minimum payments for related party debt for the next five years are as follows:

Year	Amount
2013	$2,324,749
2014	4,557,054
2015	2,160,439
2016	1,024,204
2017	263,837
Thereafter	2,641,993
Total third party debt	$12,972,276
Current portion	(2,324,749)
Long term portion	$10,647,527

NOTE 9 – SHAREHOLDER'S EQUITY

During 2011, the Company issued the following common shares:
•	30,000,000 shares of common stock were issued at the inception of the Company for $10,000 cash
•	33,334 shares of common stock were issued for a subscription receivable of $10,000 which was collected in 2012

During 2012, the Company issued the following common shares:
•	788,344 shares of common stock were issued for cash of $236,501
•	303,334 shares of common stock were issued for services and valued at $91,000 (the shares vested upon grant and were fully expensed in 2012)
•	20,161,000 shares of common stock were issued for the acquisitions of real estate properties and valued at $6,048,300 (see Note 4)
•	1,918,800 shares of common stock were issued for $642,600 of related party debt. See note 7 for discussion on related party debt.

NOTE 10 – RENTAL INCOME AND EXPENSE

Future minimum rental payments receivable from tenants under non-cancelable operating tenant leases for the 5 years following December 31, 2012 are as follows:

2013	$854,349
2014	196,512
2015	35,402
2016	-
2017	-
Thereafter	-
$1,086,263

The Company leases an office space with a monthly rent of $3,843 which expires on December 2015.

NOTE 11 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. At December 31, 2012, the Company’s cumulative net operating loss was $510,390 and will begin to expire in the year 2021.

Deferred tax assets consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Cumulative net operating losses	$178,637	$2,800
Depreciation differences	536,394	-
Less: Valuation allowance	(715,031)	(2,800)
Net deferred tax asset	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

The Company received proceeds of $950,000 on debt. This note carries an interest rate of 6%, and has a maturity date of January 18, 2015.