Form 10-Q
period 2013-03-31
James River Holding Corp.
filed 2013-09-13
CIK 1528410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50302

James River Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-2579623
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2847 S. Ingram Mill, Suite B100
Springfield, MO 65804
(Address of principal executive offices)

417-881-7818
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☐

As of September 11, 2013 there were 53,204,812 shares outstanding of the registrant’s common stock.

JAMES RIVER HOLDING CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

  JAMES RIVER HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$154,483	$239,796
Accounts receivable	-	82,711
Inventory	15,000	15,000
Total current assets	169,483	337,507

Property and equipment, net of accumulated depreciation	17,268,217	17,430,063
Goodwill	2,437,250	2,437,250
Intangible assets, net of accumulated amortization	33,860	48,815
TOTAL ASSETS	$19,908,810	$20,253,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$134,115	$133,116
Short-term debt, net of unamortized discounts	3,298,808	2,324,749
Total current liabilities	3,432,923	2,457,865

Long-term debt, net of unamortized discounts	10,538,642	10,647,527
Long-term debt to related parties	1,367,323	2,243,787
TOTAL LIABILITIES	15,338,888	15,349,179

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
53,204,812 issued and outstanding	53,204	53,204
Additional paid-in capital	6,985,197	6,985,197
Accumulated deficit	(2,468,479)	(2,133,945)
TOTAL STOCKHOLDERS' EQUITY	4,569,922	4,904,456
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,908,810	$20,253,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JAMES RIVER HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenue
Rental income	$354,487	$-
Property management income	4,800	-
Pavement maintenance income	3,279	-
Total revenue	362,566	-

Cost of revenue	5,571	-

Operating expenses
General and administrative	317,490	16,435
Depreciation expense	173,841	-
Amortization expense	14,955	-
Total operating expenses	506,286	16,435

Loss from operations	(149,291)	(16,435)

Other expense
Interest expense	(185,243)	-

Net loss	$(334,534)	$(16,435)

Net loss per share - basic and diluted	$(0.01)	$0.00

Weighted average shares outstanding - basic and diluted	53,204,812	30,442,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JAMES RIVER HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash Flows from Operating Activities
Net loss	$(334,534)	$(16,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	2,709	-
Amortization expense	14,955	-
Depreciation expense	173,841	-
Changes in operating assets and liabilities:
Accounts receivable	82,711	-
Accrued expenses	999	-
Net Cash Used in Operating Activities	(59,319)	(16,435)

Cash Flows from Investing Activities
Cash paid for purchase of fixed assets	(11,995)	-
Net Cash Used in Investing Activities	(11,995)

Cash Flows from Financing Activities
Proceeds from the issuance of debt	950,000	-
Proceeds from the issuance of debt to related parties	(10,836)	-
Commissions paid on the issuance of debt	64,000	-
Proceeds from the sale of common stock	-	246,501
Payments on debt	(74,335)	-
Payments on debt to related parties	(942,828)	-
Net Cash (Used in) Provided by Financing Activities	(13,999)	246,501

Net change in cash	(85,313)	230,066
Cash, beginning of period	239,796	4,000
Cash, end of period	$154,483	$234,066

Supplemental Disclosures of Cash Flows Information:
Cash paid for interest	$182,534	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JAMES RIVER HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of James River Holding Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2012 as reported in Form 10-K, have been omitted.

NOTE 2 – GOING CONCERN

As of March 31, 2013, we had a working capital deficit and an accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern. Our management is continuing its efforts to secure funding through equity and/or debt instruments for our operations. We will require additional funds to pay down our liabilities, as well as finance our expansion plans. However, there can be no assurance that we will be able to secure additional funding. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

NOTE 3 – DEBT OWED TO RELATED PARTIES

During the three months ended March 31, 2013 the Company received proceeds of $64,000 in related party debt and made repayments of $942,828 on related party debt. One note carries an interest rate of 5% and is due on August 15, 2017, while the other notes carry an interest rate of 4% and have maturity dates ranging between December 31, 2015 and 2016. The debt is secured by the real estate property acquired. The debt outstanding is owed to related parties because the lender is owned by an Officer of the Company.

NOTE 4 – DEBT

During the three months ended March 31, 2013 the Company received proceeds of $950,000 on debt. This note has a payment of $5,748 per month, carries an interest rate of 6%, a maturity date of January 18, 2014, and is secured by rental properties. Commissions of $10,836 were paid to the lender upon the closing of this loan resulting in a debt discount. The discount is being amortized over the life of the note using the effective interest rate method. During the three months ended March 31, 2013, amortization of $2,709 was recognized as interest expense.

The Company made repayments on debt totaling $74,335 during the three months ended March 31, 2013.

NOTE 5 – SUBSEQUENT EVENTS

The Company received proceeds of $150,500 in related party debt. The notes carry an interest rate of 4% and have maturity dates ranging between December 31, 2015 and 2016. The debt is secured by the real estate property acquired.

The Company received proceeds of $128,908 on debt used to purchase fixed assets. The note is secured by the fixed assets, carries an interest rate of 4.99%, and has a maturity date of June 21, 2019. The Company made repayments on third party debt totaling $56,381.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

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

Overview

Incorporated in May 2011 as a Delaware company, James River Holding Corporation (“we,” “us” or “the Company”) is a diversified holding company engaged in acquiring controlling interests in and actively managing established companies operating profitable, high growth, entrepreneurial businesses in mature markets – companies that operate in industries with long-term macroeconomic growth opportunities, and that have positive and stable cash flows, face minimal threats of technological or competitive obsolescence and have strong management teams which desire to remain in place and benefit from the growth made possible by leveraging our business-building platform.

More specifically, our criteria for qualifying sellers of businesses for acquisition consideration include the following:

•	The prospect must be an established U.S.-based company with low/no debt, annual revenues of up to $100 million and $2-$10 million in annual EBITDA.
•	The prospect has bright growth prospects, but is short on growth capital.
•	The prospect produces in-demand products or provides in-demand services that are not subject to discretionary dollars.
•	The prospect is geographically situated within the Midwestern region of the U.S.
•	The prospect operates a simple, straight forward business that James River’s executive management team fully understands.
•	The prospect shares James River Holding’s core values and ethical business standards.

We believe that private company operators and corporate parents looking to sell their businesses may consider us as an attractive purchaser because of our ability to provide ongoing strategic and financial support for their businesses. In terms of the businesses we have acquired to date, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and maintain strong customer relationships.

The Company’s current portfolio companies include Springfield Property Management, which owns and manages 215 single family and two duplex residential rental properties in the Springfield, Missouri market; and PaveCare, a company specializing in commercial pavement repair and parking lot maintenance services, mainly to big box retailers in the Midwestern region of the United States.

With acquisitions serving as a key component of James River Holding’s long term growth strategy, the Company will continue to remain very busy qualifying and pursuing opportunities to continue its growth and enhance shareholder value.

Revenues

Total revenues for the three months ended March 31, 2013 totaled $362,566, which compared to $0 total revenues in the same three month period in 2012.  In our residential real estate business segment, revenue from rental income was $354,487 and revenue from property management income totaled $4,800.  In our commercial paving business segment, PaveCare’s revenues were $3,279.  The reason that revenues were nil for the three month reporting period in 2012 is due to the fact that the Company did not complete its acquisition of the rental properties comprising its residential real estate portfolio until late in the third and fourth quarters of 2012. Similarly, the acquisition of the assets of 4 State Asphalt & Sealing and the subsequent formation of PaveCare did not occur until late in the fourth quarter of 2012.

Operating Expenses

Due to the previously noted timing of the acquisitions relating to our real estate rental and paving businesses, as well as increased costs associated with becoming a fully reporting public company, general and administrative expenses increased 1,832% to $317,490 for the three months ended March 31, 2013 compared to $16,435 in the prior year’s first quarter period.

For the three months ended March 31, 2013 and 2012, depreciation expense totaled $173,841 and $0, respectively; and amortization expense was $14,955 and $0, respectively.

Loss from Operations

After factoring total operating expenses, including non-cash depreciation and amortization expenses, loss from operations totaled $149,291 for the first three months of 2013, representing an 808% increase over a loss from operations of $16,435 reported for the same three month period in 2012.

Other Expense

Total other expense for the three months ended March 31, 2013 and 2012 was $185,243 and $0, respectively.  The increase is solely attributable to interest expense associated with servicing the Company’s real estate loans during the first three months of 2013.

Net Loss

Net loss was $334,534, or $0.01 loss per basic and diluted share, and $16,435, or $0.00 loss per basic and diluted share, for the three month periods ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

We are currently seeking additional operating income opportunities through potential acquisitions or investments. Such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current Company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; and (iv) the activities of competitors. In addition to developing new products and services, obtaining new customers and increasing sales to existing customers, management plans to increase its business and profitability by entering into collaboration agreements, buying assets and acquiring companies that meet its defined acquisition criteria.

During the three months ended March 2013, the Company had a net decrease in cash of $85,313. The Company's principal sources and uses of funds were as follows:

Cash used in operating activities

The Company used $59,319 in cash for operating activities for the three months ended March 31, 2013, as compared to using $16,435 in cash for operating activities for the three months ended March 31, 2012.

Cash used in investing activities

Investing activities for the three months ended March 31, 2013 used cash of $11,995, as compared to using $0 in cash for the three months ended March 31, 2012. This increase in cash used is attributed to the purchase of equipment.

Cash (used in) provided by financing activities

Financing activities for the three months ended March 31, 2013 used cash of $13,999, as compared to providing $246,501 of cash for the three months ended March 31, 2012. This increase in using cash in financing activities was largely attributable to the Company’s capital raising activities in the first three months of 2012, wherein $246,501 in proceeds was raised from the sale of Common Stock.

The Company believes that as a result of the predictable cash flow in its residential real estate rental business, coupled with growth in its paving business, it has adequate liquidity to fund its operating plans for at least the next 12 months.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2013.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2012.

Off Balance Sheet Arrangements

During the three months ended March 31, 2013, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013, and concluded that the disclosure controls and procedures were not effective as a whole. In particular, we have identified the following material weakness of our internal controls:

•	Lack of segregation of duties
•	Lack of formal control processes that provide for multiple levels of supervision and review.

 (b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on August 7, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Other than disclosed above, there were no unregistered sales of equity securities during the period ended March 31, 2013 that were not otherwise required to be disclosed in a current report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6.  Exhibits

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JAMES RIVER HOLDING CORP.

Dated: September 12, 2013	By:	/s/ J. Barry Watts
J. Barry Watts
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)