Form 10-Q
period 2013-06-30
James River Holding Corp.
filed 2013-09-13
CIK 1528410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

As of September 11, 2013, there were 53,204,812 shares outstanding of the registrant’s common stock.

JAMES RIVER HOLDING CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$150,396	$239,796
Accounts receivable	234,612	82,711
Inventory	15,000	15,000
Total current assets	400,008	337,507

Property and equipment, net of accumulated depreciation	17,253,828	17,430,063
Goodwill	2,437,250	2,437,250
Intangible assets, net of accumulated amortization	20,691	48,815
TOTAL ASSETS	$20,111,777	$20,253,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$145,741	$133,116
Accounts payable	90,448	-
Short-term debt, net of unamortized discounts	5,327,084	2,324,749
Total current liabilities	5,563,273	2,457,865

Long-term debt, net of unamortized discounts	8,585,602	10,647,527
Long-term debt to related parties	1,517,823	2,243,787
TOTAL LIABILITIES	15,666,698	15,349,179

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 53,204,812 issued and outstanding	53,204	53,204
Additional paid-in capital	6,985,197	6,985,197
Accumulated deficit	(2,593,322)	(2,133,945)
TOTAL STOCKHOLDERS' EQUITY	4,445,079	4,904,456
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,111,777	$20,253,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JAMES RIVER HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue
Rental income	$362,330	$-	$716,817	$-
Property management income	4,284	-	9,084	-
Pavement maintenance income	407,671	-	410,950	-
Total revenue	774,285	-	1,136,851	-

Cost of revenue	207,421	-	212,992	-

Operating expenses
General and administrative	306,744	107,767	624,234	124,202
Depreciation expense	179,302	-	353,143	-
Amortization expense	13,169	-	28,124	-
Total operating expenses	499,215	107,767	1,005,501	124,202

Income (loss) from operations	67,649	(107,767)	(81,642)	(124,202)

Other expense
Interest expense	(192,492)	-	(377,735)	-

Net loss	$(124,843)	$(107,767)	$(459,377)	$(124,202)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	(0.01)	(0.00)

Weighted average shares outstanding - basic and diluted	53,204,812	30,875,012	53,204,812	30,660,091

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JAMES RIVER HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash Flows from Operating Activities
Net loss	$(459,377)	$(124,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	5,418	-
Amortization expense	28,124	-
Depreciation expense	353,143	-
Changes in operating assets and liabilities:
Accounts receivable	(151,901)	-
Accrued expenses	12,625	-
Accounts payable	90,448	-
Net Cash Used in Operating Activities	(121,520)	(124,202)

Cash Flows from Investing Activities
Cash paid for purchase of fixed assets	(48,000)	-
Net Cash Used in Investing Activities	(48,000)	-

Cash Flows from Financing Activities
Proceeds from the issuance of debt	950,000	-
Commissions paid on the issuance of debt	(10,836)	-
Proceeds from the issuance of debt to related parties	214,500	-
Proceeds from sale of common stock	-	246,501
Payments on debt	(130,716)	-
Payments on debt to related parties	(942,828)	-
Net Cash Provided by Financing Activities	80,120	246,501

Net change in cash	(89,400)	122,299
Cash, beginning of period	239,796	4,000
Cash, end of period	150,396	$126,299

Supplemental Disclosures of Cash Flows Information:
Cash paid for interest	$372,317	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Debt issued for the purchase of fixed assets	128,908	-

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

NOTE 2 – GOING CONCERN

As of June 30, 2013, we had a working capital deficit and an accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern. Our management is continuing its efforts to secure funding through equity and/or debt instruments for our operations. We will require additional funds to pay down our liabilities, as well as finance our expansion plans. However, there can be no assurance that we will be able to secure additional funding. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

NOTE 3 – DEBT OWED TO RELATED PARTIES

During the six months ended June 30, 2013 the Company received proceeds of $214,500 in related party debt and made repayments of $942,828 on related party debt. One note carries an interest rate of 5% and is due on August 15, 2017, while the other notes carry an interest rate of 4% and have maturity dates ranging between December 31, 2015 and 2016. The debt is secured by the real estate property acquired. The debt outstanding is owed to related parties because the lender is owned by an Officer of the Company.

NOTE 4 – DEBT

During the six months ended June 30, 2013 the Company received proceeds of $950,000 on debt. This note has a payment of $5,748 per month, carries an interest rate of 6%, a maturity date of January 18, 2014, and is secured by rental properties. Commissions of $10,836 were paid to the lender upon the closing of this loan resulting in a debt discount. The discount is being amortized over the life of the note using the effective interest rate method. During the six months ended June 30, 2013, amortization of $5,418 was recognized as interest expense.

The company also received proceeds of $128,908 on debt used to purchase fixed assets.  The note is secured by the fixed assets, carries an interest rate of 4.99% and has a maturity date of June 21, 2019.

The Company made repayments on debt totaling $130,716 during the six months ended June 30, 2013.

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

Revenues

Total revenues for the three and six months ended June 30, 2013 were $774,285 and $1,136,851, respectively, which compared to $0 total revenues in both the three and six month periods ended June 30, 2012.  In our residential real estate business segment, revenue from rental income totaled $362,330 and $716,817 for the three and six months ended June 30, 2013, respectively; and revenue from property management income totaled $4,284 and $9,084, respectively.  In our commercial paving business segment, PaveCare’s revenues were $407,671 for the three months ended June 30, 2013 and $410,950 for the six month period.  The reason that revenues were nil for the three and six month reporting periods in 2012 is due to the fact that the Company did not complete its acquisition of the rental properties comprising its residential real estate portfolio until late in the third and fourth quarters of 2012. Similarly, the acquisition of the assets of 4 State Asphalt & Sealing and the subsequent formation of PaveCare did not occur until late in the fourth quarter of 2012.

Operating Expenses

Due to the previously noted timing of the acquisitions relating to our real estate rental and paving businesses, as well as increased costs associated with becoming a fully reporting public company, operating expenses increased 363% to $499,215 for the three months ended June 30, 2013 compared to $107,767 for the same three month period in 2012.  For the six months ended June 30, 2013 and 2012, total operating expenses rose 710% to $1,005,501, up from $124,202.

For the three months ended June 30, 2013 and 2012, depreciation expense totaled $179,302 and $0, respectively; and amortization expense was $13,169 and $0, respectively.  For the six months ended June 30, 2013 and 2012, depreciation expense totaled $353,143 and $0, respectively; and amortization expense was $28,124 and $0, respectively.

Income (Loss) from Operations

After factoring total operating expenses, including non-cash depreciation and amortization expenses, income from operations for the three months ended June 30, 2013 totaled $67,649, which compared to a loss from operations of $107,767 for the three months ended June 30, 2012.  For the comparable six month period ended June 30, 2013 and 2012, loss from operations was $81,642 and $124,202, respectively.

Other Expense

Total other expense for the three and six months ended June 30, 2013 was $192,492 and $377,735, respectively and stemmed solely from interest expense associated with servicing the Company’s real estate loans during the reporting periods.  This compared to total other expense of $0 for both the three and six months ended June 30, 2012.

Net Loss

Net loss totaled $124,843, or $0.00 loss per basic and diluted share, for the three months ended June 30, 2013, which compared to a net loss of $107,767, or $0.00 loss per basic and diluted share, for the same three month period in 2012.  For the six months ended June 30, 2013 and 2012, net loss was $459,377, or $0.01 loss per basic and diluted share, and $124,202, or $0.00 loss per basic and diluted share, respectively.

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

During the six months ended June 30, 2013, the Company had a net decrease in cash of $89,400.  This compared to a net increase in cash of $122,299 for the first six months of 2012. The Company's principal sources and uses of funds were as follows:

Cash used in operating activities

The Company used $121,520 in cash for operating activities for the six months ended June 30, 2013, as compared to using $124,202 in cash for operating activities for the six months ended June 30, 2012.

Cash used in investing activities

Investing activities for the first six months of 2013 used cash of $48,000, as compared to using $0 in cash for the six months ended June 30, 2012. This increase in cash used is attributed to the purchase of equipment.

Cash provided by financing activities

Financing activities for the six months ended June 30, 2013 provided cash of $80,120, as compared to cash of $246,501 provided from financing activities for the same six month period in 2012. This decrease in cash provided in financing activities was largely attributable to the Company’s capital raising activities in the first six months of 2012, wherein $246,501 in proceeds was raised from the sale of Common Stock.  During the first six months of 2013, cash provided by the Company’s financing activities included $950,000 from the issuance of debt and $214,500 from the issuance of debt to related parties, which was offset by commissions ($10,836), payments on debt ($130,716) and payments on debt to related parties ($942,828) totaling $1,084,380.

The Company believes that as a result of the predictable cash flow in its residential real estate rental business, coupled with growth in its paving business, it has adequate liquidity to fund its operating plans for at least the next 12 months.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2013.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2012.

Off Balance Sheet Arrangements

During the six months ended June 30, 2013, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013, and concluded that the disclosure controls and procedures were not effective as a whole. In particular, we have identified the following material weakness of our internal controls:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Other than disclosed above, there were no unregistered sales of equity securities during the period ended June 30, 2013 that were not otherwise required to be disclosed in a current report on Form 8-K.

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