Form 10-Q
period 2013-09-30
James River Holding Corp.
filed 2013-11-14
CIK 1528410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2013, there were 53,204,812 shares outstanding of the registrant’s common stock.

JAMES RIVER HOLDING CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$468,010	$239,796
Accounts receivable	35,043	82,711
Inventory	15,000	15,000
Total current assets	518,053	337,507

Property and equipment, net of accumulated depreciation	17,198,796	17,430,063
Goodwill	2,437,250	2,437,250
Intangible assets, net of accumulated amortization	12,041	48,815
TOTAL ASSETS	$20,166,140	$20,253,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$125,661	$133,116
Accounts payable	57,381	-
Short-term debt, net of unamortized discount	5,645,529	2,324,749
Total current liabilities	5,828,571	2,457,865

Long-term debt	8,231,881	10,647,527
Long-term debt to related parties	1,762,097	2,243,787
TOTAL LIABILITIES	15,822,549	15,349,179

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
53,204,812 issued and outstanding	53,204	53,204
Additional paid-in capital	6,985,197	6,985,197
Accumulated deficit	(2,694,810)	(2,133,945)
TOTAL STOCKHOLDERS' EQUITY	4,343,591	4,904,456
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,166,140	$20,253,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JAMES RIVER HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenue
Rental income	$354,690	$205,588	$1,071,507	$205,588
Property management income	3,269	2,057	12,353	2,057
Pavement maintenance income	595,463	-	1,006,413	-
Total revenue	953,422	207,645	2,090,273	207,645

Cost of revenue	325,024	-	538,016	-

Operating expenses
General and administrative	360,007	151,996	984,241	276,198
Depreciation expense	165,901	55,495	519,044	55,495
Amortization expense	8,650	8,546	36,774	8,546
Total operating expenses	534,558	216,037	1,540,059	340,239

Income (loss) from operations	93,840	(8,392)	12,198	(132,594)

Other expense
Interest expense	(195,328)	(112,758)	(573,063)	(112,758)

Net loss	$(101,488)	$(121,150)	$(560,865)	$(245,352)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	53,204,812	41,355,424	53,204,812	34,264,381

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JAMES RIVER HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
		(Restated)
Cash Flows from Operating Activities
Net loss	$(560,865)	$(245,352)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt discounts	8,127	-
Amortization expense	36,774	8,546
Depreciation expense	519,044	55,495
Loss on sale of fixed assets	6,558	-
Common stock issued for services	-	16,000
Changes in operating assets and liabilities:
Accounts receivable	47,668	-
Accrued expenses	(7,455)	2,704
Accounts payable	57,381	-
Net Cash Used in Operating Activities	107,232	(162,607)

Cash Flows from Investing Activities
Cash paid for purchase of fixed assets	(138,514)	(190)
Proceeds from the sale of fixed assets	3,250	-
Net Cash Used in Investing Activities	(135,264)	(190)

Cash Flows from Financing Activities
Proceeds from the issuance of debt	950,000	200,000
Commissions paid on the issuance of debt	(10,836)	-
Proceeds from the issuance of debt to related parties	460,527	-
Collection of subscription receivable	-	10,000
Proceeds from sale of common stock	-	236,501
Payments on debt	(198,864)	(23,593)
Payments on debt to related parties	(944,581)	(1,306)
Net Cash Provided by Financing Activities	256,246	421,602

Net change in cash	228,214	258,805
Cash, beginning of period	239,796	4,000
Cash, end of period	$468,010	$262,805

Supplemental Disclosures of Cash Flows Information:
Cash paid for interest	$564,936	$112,758
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities:
Debt issued for the purchase of fixed assets	$159,071	$-
Common stock issued for the acquisition of real estate	-	6,048,300
Common stock issued for related party debt	-	642,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

James River Holding Corp.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – GOING CONCERN

As of September 30, 2013, we had a working capital deficit and an accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 – DEBT OWED TO RELATED PARTIES

During the nine months ended September 30, 2013 the Company received proceeds of $460,527 in related party debt and made repayments of $944,581 on related party debt. The notes bear interest ranging from 4% to 5% per annum and mature between December 31, 2015 and August 15, 2017. The debt is secured by the real estate property acquired. The aggregate outstanding balance of related party debt was $1,762,097 and $2,243,787 as of September 30, 2013 and December 31, 2012, respectively.

The debt outstanding is owed to related parties because the lender is owned by an Officer of the Company.

NOTE 4 – DEBT

During the nine months ended September 30, 2013 the Company received proceeds of $950,000 on debt. This note has a payment of $5,748 per month, carries an interest rate of 6%, a maturity date of January 18, 2014, and is secured by rental properties. Commissions of $10,836 were paid to the lender upon the closing of this loan resulting in a debt discount. The discount is being amortized over the life of the note using the effective interest rate method. During the nine months ended September 30, 2013, amortization of $8,127 was recognized as interest expense.

The company also received proceeds of $128,908, $15,082 and $15,081 on debt used to purchase fixed assets. These notes are secured by the underlying fixed assets, carry interest rates of 4.99%, 3.99% and 3.99% and have maturity dates of June 21, 2019, September 3, 2013 and September 3, 2013, respectively.

The Company made repayments on debt totaling $198,864 during the nine months ended September 30, 2013.

NOTE 5 – RESTATEMENT OF PRIOR YEAR INFORMATION

During the preparation of the Company’s September 30, 2013 10-Q, the Company identified errors in the accounting and presentation of the acquisitions which took place during the nine months ending September 30, 2012. This resulted in an adjustment to the previously reported amounts in the financial statements of the Company for the period ending September 30, 2012. The Company has filed an amended Form 10-Q for the nine months ended September 30, 2012 to reflect these restatements.

The following table represents the effect of the correction of prior year information and its impact on the consolidated balance sheet as of September 30, 2012

	As of September 30, 2012
	As Previously Reported	Adjustments	As Restated
ASSETS

Property and equipment, net of accumulated depreciation	$18,153,127	$(1,501,577)	$16,651,550
Goodwill	153,324	2,255,295	2,408,619
Intangible assets, net of accumulated amortization	-	65,018	65,018
TOTAL ASSETS	$18,569,256	$818,736	$19,387,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$7,872	$111,180	$119,052
Short-term debt, net of unamortized discounts	-	1,567,195	1,567,195
Total current liabilities	7,872	1,678,375	1,686,247

Long-term debt, net of unamortized discounts	12,433,342	(3,572,761)	8,860,581
Long-term debt to related parties	-	2,131,115	2,131,115
TOTAL LIABILITIES	12,441,214	236,729	12,677,943

Stockholders' Equity
Common stock – number of shares issued and outstanding	51,036,012	1,918,800	52,954,812

Common stock	51,036	1,919	52,955

Additional paid-in capital	6,253,674	656,772	6,910,446
Accumulated deficit	(176,668)	(76,684)	(253,352)
TOTAL STOCKHOLDERS' EQUITY	6,128,042	582,007	6,710,049
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,569,256	$818,736	$19,387,992

The following table represents the effect of the correction of prior year information and is impact on the consolidated statement of operations for the three months ended September 30, 2012

	Three Months Ended September 30, 2012
	As Previously Reported	Adjustments	As Restated
Revenue
Rental income	$222,966	$(17,378)	$205,588
Managed properties income	-	2,057	2,057
Total revenue	222,966	(15,321)	207,645

Operating expenses
General and administrative	267,433	(115,437)	151,996
Depreciation expense	-	55,495	55,495
Amortization expense	-	8,546	8,546
Total operating expenses	267,433	(51,396)	216,037

Income (loss) from operations	(44,467)	36,075	(8,392)

Other expense
Interest expense	-	(112,758)	(112,758)

Net loss	$(44,467)	$(76,683)	$(121,150)

The following table represents the effect of the correction of prior year information and is impact on the consolidated statement of operations for the nine months ended September 30, 2012

	Nine Months Ended September 30, 2012
	As Previously Reported	Adjustments	As Restated
Revenue
Rental income	$222,966	$(17,378)	$205,588
Managed properties income	-	2,057	2,057
Total revenue	222,966	(15,321)	207,645

Operating expenses
General and administrative	391,634	(115,436)	276,198
Depreciation expense	-	55,495	55,495
Amortization expense	-	8,546	8,546
Total operating expenses	391,634	(51,395)	340,239

Income (loss) from operations	(168,668)	36,074	(132,594)

Other expense
Interest expense	-	(112,758)	(112,758)

Net loss	$(168,668)	$(76,684)	$(245,352)

The following table represents the effect of the correction of prior year information and is impact on the consolidated statement of cash flows for the nine months ended September 30, 2012

	Nine Months Ended September 30, 2012
	As Previously Reported	Adjustments	As Restated

Cash Flows from Operating Activities
Net loss	$(124,202)	$(121,150)	$(245,352)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization expense	-	8,546	8,546
Depreciation expense	-	55,495	55,495
Common stock issued for services	-	16,000	16,000
Changes in operating assets and liabilities:
Accrued expenses	-	2,704	2,704
Net Cash Used in Operating Activities	(124,202)	(38,405)	(162,607)

Cash Flows from Investing Activities
Cash paid for the purchase of fixed assets	-	(190)	(190)
Net Cash Used in Investing Activities	-	(190)	(190)

Cash Flows from Financing Activities
Proceeds from the issuance of debt	-	200,000	200,000
Collection of subscription receivable	-	10,000	10,000
Proceeds from sale of common stock	246,501	(10,000)	236,501
Payments on debt	-	(23,646)	(23,646)
Payments on debt to related parties	-	(1,253)	(1,253)
Net Cash Provided by Financing Activities	246,501	175,101	421,602

Net change in cash	122,299	136,506	258,805
Cash, beginning of period	4,000	-	4,000
Cash, end of period	$126,299	$136,506	$262,805

Supplemental Disclosures of Cash Flows Information:
Cash paid for interest	$-	$112,758	$112,758
Cash paid for income taxes	-	-	-

Noncash Investing and Financing Activities:
Common stock issued for the acquisition of real estate	$-	$6,048,300	$6,048,300
Common stock issued for related party debt	-	642,600	642,600

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

The Company’s current portfolio companies include Springfield Property Management, which owns and manages 217 single family and two duplex residential rental properties in the Springfield, Missouri market; and PaveCare, a company specializing in commercial pavement repair and parking lot maintenance services, mainly to big box retailers in the Midwestern region of the United States.

With acquisitions serving as a key component of James River Holdings’ long term growth strategy, the Company will continue to remain very busy qualifying and pursuing opportunities to continue its growth and enhance shareholder value.

Revenues

Total revenues for the three and nine months ended September 30, 2013 were $953,422 and $2,090,273, respectively, which compared to $207,645 in total revenues for both the three and nine month periods ended September 30, 2012. In our residential real estate business segment, revenue from rental income totaled $354,690 and $1,071,507 for the three and nine months ended September 30, 2013, respectively; and revenue from property management income totaled $3,269 and $12,353, respectively. Due to the timing of the Company’s acquisition of its rental properties in the third and fourth quarter of 2012, revenue from rental income totaled $205,588 for both the three and nine month periods in 2012 and revenue from property management income was $2,057 for both 2012 periods, as well. In our commercial paving business segment, PaveCare’s revenues were $595,463 for the three months ended September 30, 2013 and $1,006,413 for the nine month period. The reason that revenues for the paving business were nil in 2012 is due to the fact that the acquisition of the assets of 4 State Asphalt & Sealing and the subsequent formation of PaveCare did not occur until late in the fourth quarter of 2012.

Gross Profit

For the three months ended September 30, 2013, gross profit was $628,398 compared to $207,645 for the same three months in 2012. Gross profit for the first nine months of 2013 totaled $1,552,257, which compared to $207,645 for the nine months ended September 30, 2012. For the three and nine months ended June 30, 2013, gross profit margin was 66% and 74%, respectively.

Operating Expenses

Due to the previously noted timing of the acquisitions relating to our real estate rental and paving businesses, as well as increased costs associated with becoming a fully reporting public company, total operating expenses increased $318,521, or 147%, to $534,558 for the three months ended September 30, 2013, when compared to $216,037 the same three months in 2012. For the nine month period in 2013, total operating expenses climbed to $1,540,059, an increase of $1,199,820, or 353%, from $340,239 reported for the first nine months of 2012.

General and administrative expenses increased 137% to $360,007, for the three months ended September 30, 2013 compared to $151,996 for the same three month period in 2012. For the nine month reporting periods in 2013, general and administrative expenses totaled $984,241, representing a 256% increase over $276,198 spent on general and administrative expenses in the first nine months of 2012.

For the three months ended September 30, 2013 and 2012, depreciation expense totaled $165,901 and $55,495, respectively; and amortization expense was $8,650 and $8,546, respectively. For the comparable nine month periods ended September 30, 2013 and 2012, depreciation expense totaled $519,044 and $55,495, respectively; and amortization expense was $36,774 and $8,546, respectively.

Income (Loss) from Operations

After factoring total operating expenses, including non-cash depreciation and amortization expenses, income from operations for the three months ended September 30, 2013 totaled $93,840, which compared to a loss from operations of $8,392 for the three months ended September 30, 2012. For the nine month period ended September 30, 2013, the Company reported income from operations of $12,198 compared to a loss from operations of $132,594 for the nine months ended September 30, 2012.

Other Expense

Total other expense for the three and nine months ended September 30, 2013 was $195,328 and $573,063, respectively and stemmed solely from interest expense associated with servicing the Company’s real estate loans during the reporting periods. This compared to total other expense of $112,758 for both the three and nine months ended September 30, 2012.

Net Loss

Net loss totaled $101,488, or $0.00 loss per basic and diluted share, for the three months ended September 30, 2013, which compared to a net loss of $121,150, or $0.00 loss per basic and diluted share, for the same three month period in 2012. For the nine months ended September 30, 2013 and 2012, net loss was $560,865, or $0.01 loss per basic and diluted share, and $245,352, or $0.01 loss per basic and diluted share, respectively.

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

During the nine months ended September 30, 2013, the Company had a net increase in cash of $228,214. This compared to a net increase in cash of $258,805 for the first nine months of 2012. The Company's principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities

Cash provided by operations for the nine months ended September 30, 2013 totaled $107,232, as compared to using $162,607 in cash for operating activities for the nine months ended September 30, 2012.

Cash used in investing activities

Investing activities for the first nine months of 2013 used cash of $135,264, as compared to using $190 in cash for the nine months ended September 30, 2012. This increase in cash used in 2013 is largely attributable to the purchase of fixed assets.

Cash provided by financing activities

Financing activities for the nine months ended September, 2013 provided cash of $256,246, as compared to cash of $421,602 provided from financing activities for the same nine month period in 2012. This decrease in cash provided in financing activities was largely attributable to the Company’s capital raising activities in the first nine months of 2012, wherein $236,501 in proceeds was raised from the sale of Common Stock and $200,000 was raised from the issuance of debt. During the first nine months of 2013, cash provided by the Company’s financing activities included $950,000 from the issuance of debt and $460,527 from the issuance of debt to related parties, which was offset by commissions paid on the issuance of debt of $10,836, payments on debt of $198,864 and payments on debt to related parties of $944,581 totaling $1,154,281.

The Company believes that as a result of the predictable cash flow in its residential real estate rental business, coupled with improving cash flow in its paving business, it has adequate liquidity to fund its operating plans for at least the next 12 months.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2013. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2012.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2013, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013, and concluded that the disclosure controls and procedures were not effective as a whole. In particular, we have identified the following material weakness of our internal controls:

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was not effective as of December 31, 2012, based on these criteria.

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

In August, 2013 we filed a lawsuit against Robert Sorensen, Thomas R. Sorensen, Patricia Sorensen, and Sorensen Enterprises in the Circuit Court of Greene County, Missouri alleging breach of contract and fraud with damages in the amount of $16,000,000 for failure to perform on the terms of a contract signed in October, 2012. If successful this suit would have a material, favorable impact on the company. If unsuccessful it would have no material adverse effect on the company.

In September, 2013 we filed a lawsuit against Anton & Chia, CPA’s alleging breach of contract and fraud with damages in an amount exceeding $70,000 resulting from their failure to complete the audit for which they were paid-in-full in April of 2013. If successful this suit would have a material, favorable impact on the company. If unsuccessful it would have no material adverse effect on the company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than disclosed above, there were no unregistered sales of equity securities during the period ended September 30, 2013 that were not otherwise required to be disclosed in a current report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
__________
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

JAMES RIVER HOLDING CORP.

Dated: November 13, 2013	By:	/s/ J. Barry Watts
J. Barry Watts
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)