Form 10-Q/A
period 2012-09-30
James River Holding Corp.
filed 2013-11-19
CIK 1528410

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
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

At November 14, 2012, there were 51,036,012 shares outstanding of the registrant’s common stock.

JAMES RIVER HOLDINGS CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED September 30, 2012

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited)	F-1

	Statements of Operations for the Three and Nine Months ended September 30, 2012 and September 30, 2011 (Unaudited)	F-2

	Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 (Unaudited)	F-3

	Notes to Financial Statements (Unaudited)	F-4

EXPLANATORY NOTE

The Company is amending the previously filed Form 10-Q for the period ended September 30, 2012 for the purpose of amending and restating our unaudited financial statements and related disclosures for the three and nine month period ended September 30, 2012, as discussed in Note 3 to the accompanying restated unaudited consolidated financial statements. The original filing was filed with the Securities and Exchange Commission (“SEC”) on November 19, 2012.

This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, and does not reflect events that may have occurred subsequent to the original filing date.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JAMES RIVER HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$262,805	$4,000
Subscription receivable	-	10,000
Total current assets	262,805	14,000

Property and equipment, net of accumulated depreciation	16,651,550	-
Goodwill	2,408,619	-
Intangible assets, net of accumulated amortization	65,018	-

TOTAL ASSETS	$19,387,992	$14,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$119,052	$2,000
Short-term debt	1,567,195	-
Total current liabilities	1,686,247	2,000

Long-term debt	8,860,581	-
Long-term debt to related parties	2,131,115	-

TOTAL LIABILITIES	12,677,943	2,000

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
52,954,812 and 30,033,334 issued and outstanding , respectively	52,955	30,033
Additional paid-in capital	6,910,446	(10,033)
Accumulated deficit	(253,352)	(8,000)
TOTAL STOCKHOLDERS' EQUITY	6,710,049	12,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,387,992	$14,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

JAMES RIVER HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
Revenue
Rental income	$205,588	$-	$205,588	$-
Managed properties income	2,057	-	2,057	-
Total revenue	207,645	-	207,645	-

Operating expenses
General and administrative	151,996	-	276,198	8,000
Depreciation expense	55,495	-	55,495	-
Amortization expense	8,546	-	8,546	-
Total operating expenses	216,037	-	340,239	8,000

Income (loss) from operations	(8,392)	-	(132,594)	(8,000)

Other expense
Interest expense	(112,758)	-	(112,758)	-

Net loss	$(121,150)	$-	$(245,352)	$(8,000)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	41,355,424	30,333,334	34,264,381	22,874,318

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JAMES RIVER HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(Restated)
Cash Flows from Operating Activities
Net loss	$(245,352)	$(8,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization expense	8,546	-
Depreciation expense	55,495	-
Common stock issued for services	16,000	-
Changes in operating assets and liabilities:
Accrued expenses	2,704	2,000
Net Cash Used in Operating Activities	(162,607)	(6,000)

Cash Flows from Investing Activities
Cash paid for the purchase of fixed assets	(190)	-
Net Cash Used in Investing Activities	(190)	-

Cash Flows from Financing Activities
Proceeds from the issuance of debt	200,000	-
Collection of subscription receivable	10,000	-
Proceeds from sale of common stock	236,501	10,000
Payments on debt	(23,593)	-
Payments on debt to related parties	(1,306)	-
Net Cash Provided by Financing Activities	421,602	10,000

Net change in cash	258,805	4,000
Cash, beginning of period	4,000	-
Cash, end of period	$262,805	$4,000

Supplemental Disclosures of Cash Flows Information:
Cash paid for interest	$112,758	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities:
Common stock issued for the acquisition of real estate	$6,048,300	$-
Common stock issued for related party debt	642,600	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

James River Holding Corp.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

James River Holdings Corporation. (the "Company") was incorporated under the laws of the State of Delaware on May 31, 2011. The Company’s objective is the purchase, management, and disposal of real estate assets and to acquire operating companies outside of real estate.

The balance sheet of James River Holdings Corporation (the “Company”) as of September 30, 2012 and the statements of operations for the three and nine months and cash flows for the nine months ended September 30, 2012, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2012 and the results of operations for the three-months then ended.

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

NOTE 2. GOING CONCERN

As of September 30, 2012, we had a working capital deficit and an accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3. RESTATEMENT OF PRIOR YEAR INFORMATION

During the preparation of the Company’s September 30, 2013 10-Q, the Company identified an error in the accounting and presentation of the acquisitions which took place during the period ending September 30, 2012.  This resulted in an adjustment to the previously reported amounts in the financial statements of the Company for the period ending September 30, 2012.

The following table represents the effect of the correction of prior year information and is impact on the consolidated balance sheet as of September 30, 2012

	As of September 30, 2012
	As Previously Reported	Adjustments	As Restated
ASSETS
Property and equipment, net of accumulated depreciation	$18,153,127	$(1,501,577)	$16,651,550
Goodwill	153,324	2,255,295	2,408,619
Intangible assets, net of accumulated amortization	-	65,018	65,018
TOTAL ASSETS	$18,569,256	$818,736	$19,387,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$7,872	$111,180	$119,052
Short-term debt	-	1,567,195	1,567,195
Total current liabilities	7,872	1,678,375	1,686,247

Long-term debt	12,433,342	(3,572,761)	8,860,581
Long-term debt to related parties	-	2,131,115	2,131,115
TOTAL LIABILITIES	12,441,214	236,729	12,677,943

Stockholders' Equity
Common stock – number of shares issued and outstanding	51,036,012	1,918,800	52,954,812

Common stock	51,036	1,919	52,955
Additional paid-in capital	6,253,674	656,772	6,910,446
Accumulated deficit	(176,668)	(76,684)	(253,352)
TOTAL STOCKHOLDERS' EQUITY	6,128,042	582,007	6,710,049
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,569,256	$818,736	$19,387,992

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

NOTE 4.   ACQUISITIONS

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

Acquired Assets:
Property and equipment	$16,706,855
Intangible Assets	73,564
Total acquired assets	16,780,419

Assumed Liabilities:
Debt	(10,251,369)
Debt to related party	(2,775,021)
Security deposits held	(114,348)
Total assumed liabilities	(13,140,738)

Net assets acquired	3,639,681
Purchase price	(6,048,300)
Goodwill	$2,408,619

NOTE 5.   DEBT OWED TO RELATED PARTIES

During the nine months ended September 30, 2012, the Company assumed $2,775,021 of related party debt pursuant to the acquisition discussed in Note 4. The real estate funds did not have any ownership in common with James River, however, their property was managed by the CEO of James River. The real estate funds had outstanding debt owed to a party that is owned by an Officer of James River at the time of the acquisition. This note carries an interest of 5% and is due on August 15, 2017. The debt is secured by the real estate property acquired. The Company converted $642,600 of debt into 1,918,800 shares of common stock and made repayments of $1,306 on this debt during the nine months ended September 30, 2012.

NOTE 6.   DEBT

During the nine months ended September 30, 2012, the Company assumed $10,251,369 of debt pursuant to the acquisitions discussed in Note 4. The notes carry an interest rate ranging from 5.5% - 6% and have maturity dates ranging from March 3, 2013 to February 5, 2016. The debt is secured by the real estate property acquired.

The Company also received proceeds of $200,000 on debt during the nine months ended September 30, 2012. This note carries an interest rate ranging of 4.5%, and has a maturity date ranging of June 5, 2013.

The Company made repayments on debt totaling $23,593 during the nine months ended September 30, 2012.

NOTE 7.   SHAREHOLDER'S EQUITY

Upon formation, the Company issued 30,033,334 shares of common stock for a $10,000 subscription receivable to the founding shareholder of the Company to fund organizational start-up costs. The $10,000 was collected during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Company had the following equity issuances:

•	788,344 shares sold for proceeds of $236,501
•	53,334 shares issued for services, valued at $16,000
•	20,161,000 shares issued for the acquisition of real estate, valued at $6,048,300 (see Note 4)
•	1,918,800 shares issued for conversion of $642,600 of related party debt

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

OVERVIEW

James River Holdings (“James River,” the “Company,” “us,” or “we”) owns single family residential properties and hopes to own manufactured home communities, but may adjust their business plan to include other similar opportunities such as multifamily and commercial property if the economy dictates and the opportunity arises. The Company will purchase, manage, and dispose of revenue producing assets, specifically single family properties and manufactured home communities.

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

Acquired Assets:
Property and equipment	$16,706,855
Intangible Assets	73,564
Total acquired assets	16,780,419

Assumed Liabilities:
Debt	(10,251,369)
Debt to related party	(2,775,021)
Security deposits held	(114,348)
Total assumed liabilities	(13,140,738)

Net assets acquired	3,639,681
Purchase price	(6,048,300)
Goodwill	$2,408,619

Results of Operations for the Quarter ending September 30, 2012

Assets

As of September 30, 2012, we had $262,805 in cash and $16,651,550 in single family residences. These were acquired in September of 2012 and are valued at their estimated fair values on the date of acquisition. The Company also values its Goodwill at $2,408,619.

Revenue

Since the Company acquired assets including single family homes in the third quarter of 2012, they have commenced generating revenues. The revenues for the third quarter were $207,645.

Operating Expense

Total operating expenses for the three months ended September 30, 2012 were $216,037 compared to expenses for the nine months ended September 30, 2012 of $340,239.  The increase was due mostly to consulting expenses resulting from seeking out a potential acquisition. We also recognized $55,495 in depreciation expense and $8,546 in amortization expense for the three months ended September 30, 2012.

 Net Loss

Net loss for the three months ended September 30, 2012 was $121,150 compared to the nine months ended September 30, 2012 since inception of $245,352.

Liquidity and Capital Resources

At September 30, 2012, we had $262,805 in cash.

Long Term Liabilities

The properties acquired as a result of the September 2012 acquisitions, also resulted in the company incurring $8,860,581 in long term liabilities in the form of first mortgages on the single family residences acquired. We also have $2,131,115 in long term debt owed to related parties. Initially, $10,251,369 of debt and $2,775,021 of related party debt was assumed pursuant to our acquisitions of real property in this quarter. The real estate funds from which we acquired the properties did not have any ownership in common with James River, however, their property was managed by the CEO of James River. The real estate funds had outstanding debt owed to a party that is owned by an Officer of James River at the time of the acquisition. This note carries an interest of 5% and is due on August 15, 2017. The debt is secured by the real estate property acquired. The Company converted $642,600 of debt into 1,918,800 shares of common stock and made repayments of $1,306 on this debt during the nine months ended September 30, 2012.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-11 Registration Statement. During the three months ended September 30, 2012 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-11 Registration Statement, deemed effective with the Securities and Exchange Commission on February 1, 2012. During the three months ended September 30, 2012 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012, and concluded that the disclosure controls and procedures were not effective as a whole. In particular, we have identified the following material weakness of our internal controls:

· Lack of segregation of duties
· Lack of formal control processes that provide for multiple levels of supervision and review.

Changes in Internal Controls over Financial Reporting

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

James River Holdings Corporation

Date: November 15, 2013	By:	/s/ J. Barry Watts
Name: J. Barry Watts
Title: President and Director
(Principal Executive Officer)

Date: November 15, 2013	By:	/s/ J. Barry Watts
Name: J. Barry Watts
Title: Treasurer and Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)